Form 10-K
period 1993-12-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1994-03-31
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1993 or Transition Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934  [Fee Required]

For the transition period from                      to

Commission file number:  33-7707


MENDIK REAL ESTATE LIMITED PARTNERSHIP
Exact name of registrant as specified in its charter

State or other jurisdiction of incorporation	New York
I.R.S. Employer Identification No.		11-2774249

Address of principal executive offices		388 Greenwich Street
						New York, New York
Zip Code					10013

Registrant's telephone number, including area code:  (212) 464-2465

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Units held by non-affiliates of the registrant at March 28, 1994 was $196,645,000, computed by reference to the price at which Units were originally sold by the registrant.

Documents Incorporated by Reference:  None

PART I


Item 1.  Business

General

Mendik Real Estate Limited Partnership (the "Partnership" or "Registrant") is a New York limited partnership which was formed in October 1985 pursuant to an agreement of limited partnership (as amended, the "Partnership Agreement") for the purpose of acquiring, maintaining and operating income-producing commercial office buildings in the Greater New York Metropolitan Area. NY Real Estate Services 1 Inc., a Delaware corporation ("NYRES1") (formerly known as Hutton Real Estate Services XV, Inc.), and Mendik Corporation, a New York corporation ("Mendik Corporation"), are the general partners (together, the "General Partners") of the Registrant. (See Item 10.)

Commencing May 7, 1986, the Partnership began offering up to a maximum of 1,000,000 units of limited partnership interest (the "Units") at $500 per Unit with a minimum required purchase of 10 Units or $5,000 (four Units for an Individual Retirement Account or Keogh Plan). Investors who purchased the Units ("Investor Limited Partners") are not required to make any further capital contributions to the Partnership. Upon completion of the offering on September 18, 1987 the Partnership had accepted subscriptions for 395,169 Units for gross aggregate cash proceeds to the Partnership of $197,584,500. Net proceeds to the Partnership after deducting selling commissions, organization expenses, and other expenses of the offering were approximately $172,766,598. These proceeds were used to: (i) repay the principal amount of and interest on interim financing obtained by the Partnership to fund the acquisition of a property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"); (ii) acquire the leasehold interests in a property located on Mamaroneck Avenue in Harrison, New York (the "Saxon Woods Corporate Center") and in a property located at 330 West 34th Street, New York, New York (the "34th Street Property") and; (iii) acquire an approximate 60% interest in Two Park Company, the joint venture which owns a property located at Two Park Avenue, New York, New York (the "Park Avenue Property").

The Stamford Property, Saxon Woods Corporate Center, 34th Street Property and Park Avenue Property are each referred to as a "Property" and collectively referred to as the "Properties." See Item 2 of this Report and Note 5 to the Consolidated Financial Statements for a further description of the Properties. The Partnership does not intend to acquire any additional properties.

Following the acquisition of the Properties, a renovation program was undertaken by the Partnership to upgrade each of the Properties to maximize its investment potential. As of December 31, 1990, these renovations, exclusive of ongoing tenant improvement work in connection with the leasing of space, were substantially complete at all the Properties. See Item 2 of this Report.

The Partnership's primary investment objectives with respect to the Properties (in no particular order of priority) are (i) capital appreciation, (ii) distributions of Net Cash From Operations (as defined in the Partnership Agreement), and (iii) preservation and protection of capital. The attainment of the Partnership's investment objectives has been adversely affected by the significant downturn in the commercial office real estate market in the Greater New York Metropolitan Area. See Item 7 of this Report. The attainment of such objectives in the future will depend on many factors, including an improvement in such market conditions. There can be no assurance that such objectives will be met.

Overview -- Real Estate Market

Over the past several years, the commercial real estate market in the Greater New York Metropolitan Area weakened considerably as the national and local economies slowed. As a result of the downturn, businesses have experienced varying degrees of financial and operating difficulties and many have downsized their operations. The number of jobs in New York City declined for the fifth straight year in 1993. By way of comparison, the United States has regained all the jobs lost since the recession started in early 1990. The unemployment rate in New York City in December 1993 was 10.5% as compared to 11% in December 1992 and 5.0% in December 1987. This compares to unemployment rates for the entire United States of 6.4%, 7.3% and 5.7% in December 1993, 1992 and 1987, respectively. In January 1994, the City's unemployment rate increased to 10.8%.

As businesses have reduced personnel located in the Greater New York Metropolitan Area or have relocated outside of the area, the demand for office space in the area has declined and vacancy rates have risen. In addition, the number of tenants attempting to sublease their commercial office space has increased significantly, thereby exacerbating the oversupply of office space in the Greater New York Metropolitan Area. The weakness in the marketplace has heightened competition among landlords, resulting in generally lower rents and increasingly generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant rise in the cost of tenant improvements to be funded by landlords under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. This increased demand for capital comes at a time when banks and other sources of capital have sharply curtailed their lending and investment activities. In addition, pressure from regulatory agencies has further eroded lending institutions' abilities to invest in real estate or finance real estate projects.

The lack of liquidity has led to a dramatic decline in the volume of real estate sales and financings reducing the ability of independent appraisers to use "comparable sales" to establish valuations. In addition, the few sales that have occurred have been at significantly reduced prices. As a result, appraisers have relied increasingly on conservative assumptions in order to assess a property's value. Based on the assumptions of generous concession packages for new and renewal leases, longer free rent periods as well as stagnant rental rates, appraised values have declined sharply.

Over the past several years, a strategic plan was developed and implemented to enable each Property, to the extent possible, to meet expenses as they come due using operating revenues generated by that Property and loan proceeds from mortgages secured by that Property. The Partnership has attempted to limit the use of its working capital reserves to fund operating costs and debt service at each of the Properties. See Item 7 of this Report for a discussion of the Partnership's plan. See Item 2 of this Report for a description of the Partnership's current leasing strategy at each of the Properties.

Competition

Each of the Properties is subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the Greater New York Metropolitan Area is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. Current economic conditions have increased the competition for tenants.

Both of the General Partners and their respective affiliates participate directly or through other partnerships or investment vehicles in the acquisition, ownership, operation, and sale of properties which may be in direct competition with one or more of the Properties.

Employees The Partnership has no employees.  See Item 13 of this Report.


Item 2. Properties

Saxon Woods Corporate Center

Valuation. The Partnership's investment in the leasehold interest in the Saxon Woods Corporate Center at acquisition was $20,664,379, excluding acquisition expenses of $536,454. The Property's appraised value as of January 21, 1986 was $22,000,000. The appraised value of the leasehold interest as of December 31, 1993 was $15,000,000, as compared to appraised values of $14,000,000 at December 31, 1992 and $12,000,000 at December 31, 1991.

Location. Saxon Woods Corporate Center is located on Mamaroneck Avenue in Harrison, New York, approximately 18 miles north of New York City in Westchester County. The office park is located near the Mamaroneck Avenue exit of Hutchinson River Parkway, approximately one mile north of Interstate 95, which is the major artery connecting New York City to Westchester County and Connecticut. Westchester County Airport is located approximately three miles north of the site.

Site and Improvements. Saxon Woods Corporate Center consists of two five-story office buildings. The building at 550 Mamaroneck Avenue consists of approximately 112,000 net rentable square feet and the building at 600 Mamaroneck Avenue contains approximately 125,000 net rentable square feet, based on current standards of measurement. The buildings are situated on a
15.28 acre site, which provides ground-level parking for more than 800 cars.

Ground Lease. The parcel of land underlying each building is leased from an unaffiliated ground lessor pursuant to a ground lease which terminates in September 2027 and provides the Partnership with the option to renew for two 25-year periods and one 39-year period. Each ground lease provides for an annual net rental of $170,000, with an increase of $20,000 every five years commencing in January 1996.

Renovations. During the period from 1986 through 1993, the Partnership expended approximately $8.9 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing. Through January 1994, the Partnership had borrowed approximately $4.7 million and made commitments to borrow an additional $362,000 under the $6.5 million non-recourse line of credit secured by the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). Reference is made to Note 6 to the Financial Statements, which is incorporated herein by reference thereto, for additional information regarding the Saxon Woods Line of Credit.

Leasing. The Property's occupancy rates as of February 28, 1994, 1993 and 1992 were 75%, 67% and 42%, respectively. The vacancy rate in Westchester County, where the Saxon Woods Corporate Center is located, was 20.9% as of December 31, 1993, as compared to a vacancy rate of 15.1% at December 31, 1992. The Property's combined occupancy rate was lower than in the surrounding area primarily as a result of IBM's having vacated its more than 100,000 square feet of space in the Property (which constituted approximately 43% of the space in the Property) upon expiration of its lease in November 1988 in order to consolidate into other existing locations in Westchester County. This departure coincided with a severe and prolonged downturn in the Westchester County commercial real estate market. Although the Property's occupancy rate had risen since the departure of IBM, the Partnership experienced the loss of General Accident Insurance Company of America which vacated its 28,000 square feet in the Property (which constituted approximately 12% of the space in the Property) to relocate to the company's newly-constructed headquarters building upon expiration of its lease in July 1991. During 1993, utilizing funds available under the Saxon Woods Line of Credit, the Partnership entered into leasing transactions covering approximately 30,000 square feet at the Property including lease extensions and expansions by existing tenants. This activity is in addition to the leases for approximately 65,000 square feet that were signed during 1992. During 1994, the General Partners will continue to market the Property's available space to commercial office tenants and fund the costs of any additional leases utilizing proceeds from the Saxon Woods Line of Credit.


Stamford Property

Valuation. The Stamford Property was acquired by the Partnership for $31,250,000, excluding acquisition expenses of $313,125. The Property's appraised value as of October 17, 1985 was $34,000,000. The appraised value of the Property as of December 31, 1993 was $9,150,000, compared to appraised values of $10,600,000 as of December 31, 1992 and $14,100,000 as of December 31, 1991.

Location. The Stamford Property is located at 1351 Washington Boulevard in the northwestern section of downtown Stamford, Connecticut approximately one mile north of the Stamford railroad station and Interstate 95, which is the major east/west freeway in the city, and 3.5 miles south of the Merritt Parkway, which bisects the city. In addition to fronting on Washington Boulevard, the Stamford Property is bounded by North Street, Franklin Street and Stanley Court. Stamford is located on the Long Island Sound in southwestern Connecticut, approximately 34 miles northeast of New York City.

Site and Improvements. The office building and adjacent parking garage are located on a 1.73 acre parcel of land. The ten-story office building contains approximately 220,000 net rentable square feet, based on current standards of measurement. The above-ground parking garage provides over 550 parking spaces.

Renovations. During the period from 1985 through 1993, the Partnership expended approximately $10 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing. Reference is made to Note 6 to the Financial Statements, which is incorporated herein by reference thereto, for information regarding the terms of the $12.5 million non-recourse first mortgage loan to which the Stamford Property is subject (the "Stamford Loan"). The Partnership failed to make full payment of debt service due on February 10, 1994 and March 10, 1994 with respect to the Stamford Loan. Consequently, the Partnership is in default under the terms of the Stamford Loan and the property's lender, New York Life Insurance Company ("New York Life"), may elect to exercise its remedies under the loan agreement including accelerating the maturity date of the principal balance of the loan and electing to foreclose on its mortgage. The General Partners are now seeking a short-term agreement from New York Life, pursuant to which New York Life would forbear from exercising its remedies under the mortgage and Mendik Realty Company, Inc. ("Mendik Realty") would continue to defer its management fees and leasing commissions with respect to the Property. The Partnership would then attempt to sell the Property during the forbearance period. However, in light of the fact that the appraised value of the Property at December 31, 1993 was less than the mortgage, and New York Life is unlikely to accept a pay off of its mortgage at a discount, it is unlikely that such a sale would result in any cash proceeds being available for distribution. If the Partnership were unable to sell the Property and pay off the Stamford Loan within the forbearance period, the Partnership would transfer the deed in lieu of a foreclosure in order to provide an orderly and efficient transfer of title to the Property to New York Life. See Item 7.

Leasing. The Property's occupancy rates as of February 28, 1994, 1993 and 1992, were 57%, 60% and 60%, respectively. Fairfield County, where the Stamford Property is located, has suffered from one of the highest metropolitan area vacancy rates in the country over the past six years as the vacancy rate increased from 17% in 1986 to 24.2% as of December 31, 1992. As of December 31, 1993, the vacancy rate in Fairfield County had declined slightly to 21%. Major tenants at the Stamford Property include D&B Computing Services, Inc. ("D&B") which leases 43,100 square feet (20% of the total leasable area in the Property) under a lease that expired on December 31, 1993. Effective January 1, 1994, the Partnership signed a ten-year lease extension with D&B whereby D&B will remain a tenant in the property through December 31, 2003. However, the rental rate D&B is paying under the terms of the extension represents a substantial reduction in the rate paid previously, reflecting current market conditions in Stamford. The property's other major tenant is Automatic Data Processing, Inc. ("ADP") which leases 34,700 square feet (16% of the total leasable area in the Property) under a lease expiring June 30, 1994. ADP has subleased approximately two-thirds of its space in the Property. The Partnership has entered into negotiations with ADP regarding a possible extension of the lease covering its portion of the space. The Partnership has also begun discussions with certain of ADP's subtenants in connection with new leases to extend the subtenants' tenancy beyond the expiration of ADP's lease. Based on current market conditions, it is likely that any lease extensions or renewals will be at lower rates than the Partnership currently receives, further adversely affecting the revenue generated by the Property. Currently, a lease for one of ADP's subtenants that occupies 8,200 square feet is close to being completed.

The General Partners leasing strategy at the Property has been to market the Property's available space to potential tenants on an "as is" basis which would not require the Partnership to make additional investments for tenant improvement construction and would enable the Partnership to conserve its limited working capital reserves. The strategy was adopted recognizing that beginning in 1994, when the original modification was to expire, the Partnership would not have sufficient resources to meet its debt service payments and did not want to jeopardize any additional investment in the Property. Leases signed on an "as is" basis are likely to be at annual rental rates substantially below existing market rates. In addition, leasing space on an "as is" basis may have put and may continue to put the Partnership at a disadvantage compared to other landlords that provide allowances for tenant improvements. The occupancy rate at the Property, which is lower than that in the surrounding area, may have been and may continue to be adversely affected by the extremely competitive nature of the Stamford real estate market and the availability of space in newer buildings in the area as compared to the Partnership's older but renovated Property.


34th Street Property

Valuation. The Partnership's investment in the leasehold interest in the 34th Street Property at acquisition was $34,883,132, excluding acquisition expenses of $728,268. The Property's appraised value as of November 1, 1986 was $39,000,000. The appraised value of the leasehold interest as of December 31, 1993 was $9,800,000 compared to appraised values of $12,500,000 at December 31, 1992 and $23,000,000 as of December 31, 1991.

Location. The 34th Street Property is located at 330 West 34th Street, New York, New York, which is between Eighth and Ninth Avenues in Manhattan's Penn Plaza district, five blocks west of the Empire State Building, one-half block west of Pennsylvania Station and three blocks east of the Jacob Javits Convention Center.

The Penn Plaza district is located in midtown Manhattan and comprises the seven-block area that surrounds Pennsylvania Station, New York City's largest transportation hub. Pennsylvania Station serves as the western terminus for the Long Island Railroad, the Manhattan terminal for the Amtrak rail system and the eastern terminus for the New Jersey Transit rail system. In addition, several major arteries of the New York City subway system have stops in and around Pennsylvania Station, providing access to passengers from the New York City boroughs of Brooklyn, Queens and the Bronx. Madison Square Garden, New York City's largest spectator arena, is located above Pennsylvania Station.

Site and Improvements. The 34th Street Property consists of an 18-story structure and a two-story attached annex containing in the aggregate approximately 627,000 net rentable square feet, based on current standards of measurement. The 46,413 square foot site also includes an above-ground parking area containing 39 spaces that is currently leased to an independent garage operator.

Ground Lease. Per the terms of the ground lease agreement, the annual ground lease payment to the unaffiliated ground lessor for the parcel of land underlying the 34th Street Property increased from $1.25 million to $2.25 million effective January 1, 1992. Reference is made to Note 5 to the Financial Statements, which is incorporated herein by reference thereto, for additional information on the ground lease.

Renovations. During the period from 1987 through 1993, the Partnership expended approximately $9.6 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing.    On August 12, 1993, the Partnership entered into a modification of the 34th Street Line of Credit which will allow the Partnership to pay off the 34th Street Line of Credit at a substantial discount by payment of the sum of $6.5 million at any time through June 30, 1994. Should the Partnership be unable to pay off the 34th Street Line of Credit, the forbearance agreement provides that the Partnership will assign its leasehold interest to the Property to the lender, at the lender's election, in lieu of a foreclosure. Reference is made to Item 7 and Note 6 to the Financial Statements, which is incorporated herein by reference thereto, for additional information regarding the 34th Street Line of Credit.

In order further to supplement the Property's cash flow, beginning in January 1992, Mendik Realty agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property, although it had no obligation to do so. Pursuant to the forbearance agreement, these fees will continue to be deferred. The Partnership's obligation to pay the management fees deferred by Mendik Realty, will be on a non-recourse basis to the Partnership and will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory prepayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold. In addition, Mendik Realty agreed to defer its leasing commission with respect to the long-term lease with the City of New York as discussed below and any further leasing commissions associated with additional leasing activity at the Property. See Item 7.

Leasing.   On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet or approximately 48% of the Property's leasable area. The term of the lease is for eight years and six months expiring on February 28, 2001. The City has the right to terminate the lease without penalty provided the City gives the Partnership one year's notice of its intent to terminate the lease. The City will also be required to pay the Partnership for certain improvement costs as defined in the lease. The City will make annual base rental payments of approximately $5.4 million and will pay its proportionate share of increases in real estate taxes and operating expenses. Approximately $1.25 million has been spent by the Partnership for tenant improvement costs required under the terms of the lease. The funds utilized for such purpose had been held as security by the unaffiliated ground lessor.

The General Partners have been marketing the Property's remaining available space to light-industrial type tenants on an "as is" basis. Rental rates for light-industrial type tenants are substantially less than the rental rates received from commercial office tenants. Effective January 1, 1993, the Partnership signed a ten-year lease with Tiger Button Company, Inc. for approximately 25,000 square feet in the Property. In addition, effective July 1, 1993, the Partnership signed a nine and one-half year lease with G. Dinan & Co., Inc. for approximately 26,000 square feet. The General Partners believe that renting space on an "as is" basis to light-industrial type tenants may be an effective means to generate additional cash flow from the Property without requiring a significant current investment in tenant improvements. The Property's occupancy rates as of February 28, 1994, 1993 and 1992, were 61%, 57% and 50%, respectively. The Midtown West District, where the 34th Street Property is located has seen the vacancy rate for primary office space increase from 9.6% at December 31, 1987 to 16.2% at December 31, 1993. It should be noted that the Property's occupancy rate is not comparable with office buildings in the Midtown West District due to the Partnership's strategy of marketing space to light-industrial type tenants rather than commercial office tenants. However, the Property's occupancy rate continues to be below the average occupancy rate for office space in the area in which it is located primarily because of past uncertainty surrounding the City's tenancy, the character of the City's tenancy, the nature of the services the City provides, and the Partnership's strategy of conserving its limited resources.


Park Avenue Property

Valuation. Two Park Company, the joint venture in which the Partnership has an approximate 60% interest, acquired the Park Avenue Property for $151,500,000. The Property's appraised value as of September 1, 1987 was $165,000,000. The appraised value of the Property as of December 31, 1993 was $115,000,000, compared to appraised values of $125,000,000 as of December 31, 1992 and $135,000,000 as of December 31, 1991. The Partnership's investment in its interest in Two Park Company at acquisition was $95,965,732, including $35,820,000 which represents the Partnership's share of first mortgage debt to which the Property was subject when the Partnership acquired its interest and excluding $1,722,532 of acquisition expenses. The appraised value of the Partnership's interest in the Property as of December 31, 1993 was $68,655,000, compared to appraised values of $74,625,000 as of December 31, 1992, $80,595,000 as of December 31, 1991 and $98,505,000 as of September 1, 1987.

Location. The Park Avenue Property is located at Two Park Avenue, New York, New York, on an approximately one-acre site that occupies the entire western frontage of Park Avenue between East 32nd and East 33rd Streets in midtown Manhattan. The Park Avenue Property is located four blocks east of Pennsylvania Station and nine blocks south of Grand Central Station, New York City's largest transportation hubs. Grand Central Station serves as the Manhattan terminal for the Metro North rail system. In addition to a subway stop located below the building, several major arteries for the New York City subway system have stops in and around Grand Central Station and Pennsylvania Station, providing access to passengers from the New York City boroughs of Brooklyn, Queens and the Bronx.

Site and Improvements. The improvements to the Park Avenue Property consist of a 28-story office building that contains approximately 956,000 net rentable square feet, based on current standards of measurement. The building includes two lower levels consisting of a subway concourse, a small tenant garage containing approximately 43 spaces, rentable storage areas and mechanical facilities.

Renovations. During the period from 1987 through 1993, a total of approximately $39.7 million was capitalized by Two Park Company on renovations.

Financing. Reference is made to Note 6 to the Financial Statements, which is incorporated herein by reference thereto, for information regarding the non-recourse first mortgage, non-recourse second mortgage and non-recourse third mortgage secured by the Park Avenue Property which aggregate $75 million.

Leasing. The Property's occupancy rates as of February 28, 1994, 1993 and 1992, were 89%, 90% and 92%, respectively. The vacancy rate for primary office space in the Grand Central District of Midtown Manhattan, where the Park Avenue Property is located, has increased from 10.2% at December 31, 1987 to 18.4% at December 31, 1992. At December 31, 1993, the vacancy rate in the Grand Central District had declined slightly to 17.6%. During 1994, the General Partners will continue to market the Property's available space to commercial office tenants.

Major tenants at the Park Avenue Property are Times Mirror Magazines, Inc. and its affiliate Newsday, Inc. which, in the aggregate, lease 259,043 square feet (approximately 27% of the total leasable area in the Property) under two leases expiring on June 30, 2004 and National Benefit Life Insurance Company which leases 99,800 square feet (approximately 10% of the total leasable area in the Property) under a lease expiring on May 30, 1998. The base rental income under the leases with Times Mirror Magazines, Inc. and Newsday, Inc., and National Benefit Life Insurance Company represented approximately 18% and 8%, respectively, of the Partnership's consolidated rental income in 1993.


Item 3. Legal Proceedings

Neither the Partnership nor any of the Properties is currently subject to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1993, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II


Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1993, there were 19,815 holders of Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The transfer of Units is subject to significant restrictions, including the requirement that an Investor Limited Partner may transfer his Units only with the consent of the General Partners, which consent may be withheld in the sole and absolute discretion of the General Partners.

During the first quarter of 1989, a decision was made by the General Partners to establish reserves in the amount of what would otherwise be Net Cash From Operations to help meet anticipated Partnership requirements. For the years ended December 31, 1993 and 1992, no distributions were paid to the Partners, and the Partnership does not contemplate making any distributions during 1994. See Item 7 of this Report.

Item 6.  Selected Financial Data

The following financial data of the Partnership has been selected by the General Partners and derived from financial statements which have been audited by KPMG Peat Marwick, independent public accountants whose report thereon is included elsewhere herein. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

At or For The Year Ended December 31

                    1993        1992        1991        1990        1989
(Dollars in
thousands, except
for per Unit
data) (1)
Total income (2)    $ 34,616    $ 34,437    $ 36,318    $ 35,931    $ 34,385

Operating income
before non-cash
expenses (2)(3)        1,541       2,454       3,472       4,804       6,291

Net Loss (4)          11,407 (7)  52,416 (7)   8,063       5,755       3,112

Total assets (2)     237,798     247,773     299,247     305,674     293,195

Total Mortgage and
Notes Payable (2)    107,043     105,655     103,056     100,000      83,000

Net cash provided
(used) by operating
activities (2)         1,375       1,824         622         410      (1,987)

Net Loss per Unit (5)  28.58 (7)  131.31 (7)   20.20       14.42        7.80

Cash distributions
per Unit (5)(6)           --          --          --          --          --

Net asset value
per Unit (5)           $  99 (8)  $  121 (8)  $  162 (8)  $  242 (8)  $  500(9)

(1) Selected Financial Data and the Consolidated Financial Statements include the accounts of Two Park Company, a joint venture of which the Partnership owns an approximate 60% interest.

(2) Includes the approximate 40% interest in Two Park Company not owned by the Partnership.

(3) Excludes an unrealized loss on properties held for disposition recognized in 1992 and 1993. Operating income before depreciation and amortization, on a consolidated basis, has been cited in Item 7.

(4) Excludes the approximately 40% interest in Two Park Company not owned by the Partnership.

(5) 395,169 Units outstanding.

(6) During the first quarter of 1989, a decision was made by the General Partners to establish reserves in the amount of what would otherwise be Net Cash From Operations to help meet anticipated Partnership requirements.

(7) Includes an unrealized loss on properties held for disposition of $4,240,608 and $43,166,559 at December 31, 1993 and 1992, respectively. See
Item 7.

(8) The calculation of net asset value assumes a hypothetical sale of the Properties at their appraised values and the distribution of the net proceeds of such sales, together with the Partnership's working capital, to the Partners. The calculation does not take into account various factors, such as the lack of a public market for resales of Units, the price at which Units may be resold, and significant expenses which would be incurred in selling the Properties and distributing the proceeds.

(9) Pursuant to Section 19(d) of the Partnership Agreement, the General Partners determined that there were not significant increases or decreases in the value of Partnership assets and were permitted to report the net asset value of each Unit at par, or $500.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The commercial real estate market in the Greater New York Metropolitan Area remains weak. As vacancy rates have risen, increased competition among landlords has led to lower rents and increasingly generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant cost of tenant improvements required to be funded under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve the Partnership's limited resources, the General Partners have pursued a strategy intended to position each of the Partnership's four properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that Property, and, if necessary, proceeds from borrowings secured by such Property.

During 1993, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from five sources: (i) positive cash flow generated by the approximately 60% joint venture interest in the Park Avenue Property and the Partnership's leasehold interest in the Saxon Woods Corporate Center, (ii) Partnership reserves, (iii) funds provided by certain unsecured loans and the deferral of property management fees by certain affiliates of the General Partners, (iv) additional borrowings from the $6.5 million Saxon Woods Line of Credit and (v) a portion of the $1.25 million security deposit maintained by the unaffiliated ground lessor for the 34th Street Property. It is expected that the availability of funds from certain of these sources will be reduced in the future.

Park Avenue Property - Although the Partnership has continued to lease space at the Property, with the continuing softness in the real estate market, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on certain expiring leases. The Property's cash flow, however, is expected to remain stable for the foreseeable future because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership.

At December 31, 1993, the unrestricted cash balance at the Property was approximately $5 million over and above a reserve for real estate taxes. The Park Avenue Property currently generates, and is expected to generate in the future, sufficient revenue to cover operating expenses and debt service obligations. The indebtedness secured by the Park Avenue Property currently matures in 1998 (or 1996 at the option of the lender). The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan or to seek refinancing. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1994. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement which prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate Center which as of December 31, 1993 was $15 million. The loan agreement provides that all available cash flow from the Property will be used for expenses incurred at the Property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which partially will be funded by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the Property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. There can be no assurance that future appraisals will reflect an increase in the Property's value which would enable the Partnership to borrow additional funds. As of

December 31, 1993, the Partnership had borrowed $4,542,677 under the Saxon Woods Line of Credit. In January 1994 the Partnership borrowed an additional $138,000 and had made commitments to borrow an additional $362,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,042,677.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in 1996. The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan or to seek refinancing. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all.

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet in the 34th Street Property. The City has the right to terminate the lease without penalty provided the City gives the Partnership one year's notice of its intent to terminate the lease. The City will also be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million is being spent by the Partnership for tenant improvements required under the terms of the lease. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. As of December 31, 1993, virtually all of these funds had been spent. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor in connection with the increase in the annual ground rent in 1992 to $2.25 million.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce The First National Bank of Chicago ("FNBC"), the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the 34th Street Line of Credit. Pursuant to the forbearance agreement FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. The forbearance agreement will also allow the Partnership to pay off the 34th Street Line of Credit for $6.5 million at any time through June 30, 1994, a substantial discount to the 34th Street Line of Credit's current outstanding balance and below the Property's December 31, 1993 appraised value of $9.8 million. As of December 31, 1993, there was $15 million of principal and approximately $1.3 million of accrued interest outstanding on the 34th Street Line of Credit. Also through June 30, 1994, the Partnership will be permitted to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the forbearance agreement went into effect, the Partnership has not made any interest payments to FNBC. The General Partners are seeking to obtain either debt or equity financing even if such financing would entail the Partnership's transferring all or a portion of its interest in the Property to the party providing the financing. In the event the Partnership obtains from a third party an offer to provide financing of less than the $6.5 million required by FNBC, the Partnership would explore with FNBC a pay off at a further discount. Should the Partnership be unable to pay off the 34th Street Line of Credit by June 30, 1994, the forbearance agreement provides that the Partnership will assign its interest in the Property and in the ground lease to the Property to FNBC, at FNBC's election, in lieu of foreclosure. The forbearance agreement with FNBC provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at the same time establishing a cost-effective means to ensure an orderly and efficient transfer of the Property to FNBC in the event the 34th Street Line of Credit cannot be paid off. The Partnership has no assurances that it will be able to obtain the financing necessary to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors including general market conditions. Chief among these is the fact that many traditional sources of real estate financing such as banks, insurance companies and pension funds have dramatically curtailed their investment in commercial office properties. Consequently, only a limited number of investors is likely to be available, further hampering the Partnership's ability to secure a refinancing. Should the Partnership be unable to complete a refinancing, it will likely result in the loss of the Partnership's investment in the Property.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Both of these provisions will remain in effect pursuant to the terms of the forbearance agreement with FNBC.

The forbearance agreement requires the Partnership to deposit all receipts from the Property into a lockbox at FNBC. FNBC will approve all releases from the lockbox to fund Property costs. As of December 31, 1993, approximately $1 million was in the lockbox account maintained at FNBC which was utilized to fund real estate taxes due in January 1994.

Stamford Property - As described in Note 6 to the Financial Statements, the Partnership previously restructured the loan secured by the Stamford Property in 1991. As part of the terms of the restructured loan, Mendik Corporation and an affiliate of NYRES1 loaned $50,000 and $110,000, respectively, to the Partnership in each of 1991, 1992 and 1993. The loans were required to be deposited in an escrow account and may be used only to pay costs and expenses related to the Stamford Property. Mendik Realty also agreed to defer its management fees of approximately $70,000 a year in connection with the Stamford Property in each of calendar years 1991, 1992 and 1993.

The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford real estate market would recover and that, as leases at the Property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market has continued to deteriorate resulting in a further erosion of market lease rates. While the cash flow from the Stamford Property, together with the loans by Mendik Corporation and an affiliate of NYRES1 and the management fee deferrals by Mendik Realty, were sufficient to cover the Property's operating expenses and debt service obligations in 1993, due to a decline in the Property's revenue following the extension of D&B's lease, the Partnership failed to make full payment of debt service due on February 10, 1994 and March 10, 1994 with respect to the Stamford Loan. In order to preserve its limited working capital reserves, the Partnership currently does not intend to fund any operating shortfalls out of reserves. As a result of the Partnership's failure to make these interest payments, the Partnership is in default under the terms of the Stamford Loan and the property's lender, New York Life Insurance Company ("New York Life"), may elect to exercise its remedies under the loan agreement including accelerating the maturity date of the principal balance of the loan and electing to foreclose on its mortgage. The General Partners are now seeking a short-term agreement from New York Life, pursuant to which New York Life would forbear from exercising its remedies under the Stamford Loan and Mendik Realty would continue to defer its management fees and leasing commissions with respect to the Property. The Partnership would then attempt to sell the Property during the forbearance period. However, in light of the fact that the appraised value of the Property at December 31, 1993 was less than the mortgage, and New York Life is unlikely to accept a pay off of its mortgage at a discount, it is unlikely that such a sale would result in any cash proceeds being available for distribution. If the Partnership were unable to sell the Property and pay off the Stamford Loan within the forbearance period, the Partnership would transfer the deed in lieu of a foreclosure in order to provide an orderly and efficient transfer of title to the Property to New York Life.

During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property and the Stamford Property on a long-term basis. As a result, the Partnership determined to account for each Property as held for disposition. Accordingly, as of December 31, 1993, these Properties are being carried at the lower of their depreciated cost or estimated market value resulting in the Partnership's recording an unrealized loss of approximately $43.2 million in 1992 and an additional $4.2 million loss in 1993.

Cash Reserves - The Partnership's consolidated cash reserves decreased by $82,686 to $10,346,684 at December 31, 1993 from $10,429,370 at December 31,
1992. During 1993, approximately $2.8 million was expended for property improvements at the Park Avenue and 34th Street Properties, and Saxon Woods Corporate Center. These expenditures were offset by approximately $1.4 million in additional borrowings under the Saxon Woods Line of Credit and approximately $1.4 million of cash flow from operations which includes the release of the previously-restricted security deposit held by the 34th Street Property's unaffiliated ground lessor. In addition to the cash reserves, at December 31, 1993, the Partnership had $2,390,734 in restricted cash under various agreements including the FNBC lockbox required under the forbearance agreement. As a result of the additional borrowings under the Saxon Woods Line of Credit, mortgage notes payable increased from $105,654,502 at December 31, 1992 to $107,042,677 at December 31, 1993 on a consolidated basis.


Results of Operations

1993 vs. 1992
During the year ended December 31, 1993, the Partnership realized operating income before non-cash expenses, on a consolidated basis, of approximately $1,541,000 as compared to operating income of approximately $2,454,000 for the corresponding period in 1992.

As a result of the Partnership's decision to carry the 34th Street Property and Stamford Property at the lower of their depreciated cost or estimated market value, the Partnership recorded an unrealized loss on properties held for disposition of $4,240,608 and $43,166,559 for the years ended December 31, 1993 and 1992, respectively. Including the unrealized losses, the Partnership sustained a net loss after depreciation and amortization of $11,406,548 for the year ended December 31, 1993 as compared to $52,415,692, for 1992. If the Partnership had not recorded the unrealized losses in 1993 and 1992, the Partnership would have recorded losses of $7,165,940 and $9,249,133 for the years ended December 31, 1993 and 1992, respectively.

Consolidated rental income for the year ended December 31, 1993 was $34,333,599 as compared with $34,094,669 for the corresponding period in 1992.
Consolidated rental income remained stable from 1992 to 1993 as the income from the new leases signed in the Saxon Woods Corporate Center offset a decline in rental income from the Two Park Avenue Property that resulted from leases being renewed at the lower market rental rates. Consolidated interest income for 1993 was $282,740 as compared to $342,409 for the corresponding period in 1992. The decline is due to lower interest rates earned on the Partnership's cash balance and the Partnership's maintaining a lower average cash balance during 1993.

Consolidated property operating expenses for 1993 increased slightly from 1992. Depreciation and amortization decreased in 1993 primarily due to the reduction in the carrying value of the 34th Street Property and Stamford Property effective December 31, 1992. Interest expense increased slightly during 1993 from the corresponding period in 1992 due to the increase in the principal balance outstanding under the Saxon Woods Line of Credit.

1992 vs. 1991

During 1992, the Partnership realized operating income before non-cash expenses, on a consolidated basis, of approximately $2,454,000 as compared to approximately $3,472,000 in 1991.

As a result of the Partnership's decision to carry the 34th Street Property and Stamford Property at the lower of their cost or market value, the Partnership recorded an unrealized loss on properties held for disposition of $43,166,559. Including the unrealized loss, the Partnership sustained a net loss after depreciation and amortization of $52,415,692 for the year ended December 31, 1992. If the Partnership had not recorded the unrealized loss, the Partnership would have recorded a net loss after depreciation and amortization of $9,249,133 for the year ended December 31, 1992 as compared to a net loss of $8,062,874 for the year ended December 31, 1991.

Consolidated rental income for the year ended December 31, 1992 decreased by approximately 5% or $1,612,082 from the year ended December 31, 1991 primarily as a result of a decline in occupancy at the Park Avenue Property. Consolidated interest income for the year ended December 31, 1992 decreased by $268,988 from the year ended December 31, 1991 due to lower interest rates earned on the Partnership's cash balance and the Partnership's maintaining a lower average cash balance during 1992.

Consolidated property operating expenses for the year ended December 31, 1992 were virtually unchanged from the year ended December 31, 1991. It should be noted that although the annual ground lease rent for the 34th Street Property increased by $1 million, pursuant to the terms of the Property's ground lease, such increase was more than offset by reductions in property maintenance expenses at the four Properties. Interest expense during 1992 was also virtually unchanged from 1991 due to a decrease in the interest rate on the 34th Street Line of Credit which was offset by an increase in the principal balance outstanding under the Saxon Woods Line of Credit. Consolidated general and administrative expenses decreased by $260,962 from 1991 to 1992 primarily due to reduced legal fees.


Item 8.  Financial Statements and Supplementary Data

See Index of the Consolidated Financial Statements and Financial Statement Schedules at Item 14, filed as part of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. Mendik Corporation and NYRES1, as General Partners, jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business.

Mendik Corporation

Mendik Corporation was incorporated under the laws of the State of New York on November 13, 1985. All of the capital stock of Mendik Corporation is owned by Bernard H. Mendik. Pursuant to Section 22(b) of the Partnership Agreement, Mr. Mendik has contributed to the capital of Mendik Corporation $2.5 million in the form of a demand promissory note, which represents the only substantial asset of Mendik Corporation. Mr. Mendik has a net worth in excess of such amount. Mendik Corporation maintains its principal office at 330 Madison Avenue, New York, New York 10017.

The executive officers and sole director of Mendik Corporation (none of whom has a family relationship with another) are:

    Name    		Age 	Office

    Bernard H. Mendik   64  	Chairman and Director
    David R. Greenbaum  42	President
    Christopher G. Bonk 39  	Senior Vice President and Treasurer
    Michael M. Downey   52  	Senior Vice President
    David L. Sims   	47  	Senior Vice President
    Kevin R. Wang   	36  	Senior Vice President
    John J. Silberstein 33  	Senior Vice President and Secretary

All officers and directors of Mendik Corporation, except for John J. Silberstein, have been officers or directors of the corporation since its incorporation in November 1985. All officers of Mendik Corporation hold the same position in Mendik Realty.

Bernard H. Mendik has been an owner/manager and developer of office and commercial properties since 1957. Mr. Mendik was named Chairman of Mendik Realty in 1990. Prior to his appointment as Chairman, Mr. Mendik had served as President of Mendik Realty since 1978.

David R. Greenbaum was appointed President of Mendik Realty in 1990. Prior to his appointment as President, Mr. Greenbaum had served as Executive Vice President of Mendik Realty since 1982.

Christopher G. Bonk has been with Mendik Realty since 1981, most recently as Senior Vice President and Treasurer.

Michael M. Downey has been with Mendik Realty since 1978, most recently as Senior Vice President of Operations.

David L. Sims has been with Mendik Realty since 1984, most recently as Senior Vice President of Leasing.

Kevin R. Wang has been with Mendik Realty since 1985, most recently as Senior Vice President of Leasing.

John J. Silberstein has been with Mendik Realty since 1989, most recently as Senior Vice President and Secretary. Prior thereto, Mr. Silberstein had been associated with the law firm of Skadden, Arps, Slate, Meagher & Flom since 1986.

NYRES1

NYRES1 is a Delaware Corporation formed on September 9, 1985, and is an indirect wholly-owned subsidiary of Lehman Brothers, Inc. ("Lehman").

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 22, 1993, Hutton Real Estate Services XV, Inc. changed its name to NY Real Estate Services 1 Inc. to delete any references to "Hutton."

Pursuant to Section 22(b) of the Partnership Agreement, an affiliate of Lehman has contributed to the capital of NYRES1 $2.5 million in the form of a demand promissory note, which represents the only substantial asset of NYRES1. Such affiliate has a net worth in excess of such amount.

Certain officers and directors of NYRES1 are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The executive officers and sole director of NYRES1 (none of whom has a family relationship with another) are:

    Name    		Age 	Office

    Kenneth L. Zakin    46  	Director and President
    Mark Sawicki    	31  	Vice President and Chief Financial Officer

Kenneth L. Zakin has been an officer of NYRES1 since 1989. Mark Sawicki has been an officer of NYRES1 since October 1990.

Kenneth L. Zakin is a Senior Vice President of Lehman and has held such title since November 1988. He is currently a senior manager in Lehman's Capital Preservation and Restructuring ("CPR") Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, syndication and restructuring of real estate transactions. Mr. Zakin is currently an associate member of the Urban Land Institute, a member of the New York District Council Advisory Services Committee, and is a Director of Lexington Corporate Properties, Inc. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Mark Sawicki is a Vice President of Lehman and has been a member of the CPR Group since August 1988. Mr. Sawicki has been involved in the management, restructuring, and administration of real estate limited partnerships and has assisted in the budgeting, auditing, and portfolio review of the CPR Group. Prior to joining Lehman, Mr. Sawicki was a Senior Credit Analyst with Republic National Bank of New York where he was responsible for the credit review of Middle Market and Fortune 500 companies. Mr. Sawicki also worked in London with the accounting firm of Arthur Young as an auditor and as a junior consultant on a project for the National Health Service. Mr. Sawicki received his Bachelor's degree in 1985 from New York University, College of Business and Public Administration, with a concentration in Finance. He also completed the Diploma Program in Real Estate Investment Analysis at the Real Estate Institute of N.Y.U. in December 1991.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their officers or directors received any compensation from the Partnership. See Item 13 below of this Report with respect to certain transactions of the General Partners and their affiliates with the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 30, 1994, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating, as of March 30, 1994, the name and the amount and nature of beneficial ownership of Units held by the General Partners and officers and directors thereof. Only those General Partners and officers and directors thereof which beneficially own any Units are listed. No General Partner or any officer or director thereof, or the officers and directors of the General Partners as a group, beneficially owns in excess of 1% of the total number of Units outstanding.

Beneficial Ownership of Units

    Name of Beneficial
    Owner               		Number of Units Owned

    Bernard H. Mendik   		1,276 (1)
    David R. Greenbaum  		  485 (2)
    Kevin R. Wang			   20 (3)
    Christopher G. Bonk 		   49
    Michael M. Downey   		   33
    David L. Sims      			   16
                                        -----
    The General Partners and all
    officers and directors thereof
    as a group (10 persons)   		1,879 (1)(2)(3)
                                        =====
_________________________

(1) Includes 1,027 Units owned by Mr. Mendik, 200 Units held in trust for Mr. Mendik's children and 49 Units owned by Mendik Realty. Does not include 40 Units owned by Mr. Mendik's wife, as to which he disclaims beneficial ownership.

(2) Includes 285 Units owned by Mr. Greenbaum and 200 Units owned by Mr. Greenbaum's wife.

(3) Does not include four Units owned by Mr. Wang's wife, as to which he disclaims beneficial ownership.


Item 13.  Certain Business Relationships and Related Transactions

As a result of the suspension of cash distributions, neither NYRES1 nor Mendik Corporation received Net Cash from Operations with respect to the year ended December 31, 1993. $57,032.50 of the Partnership's net loss for the 1993 fiscal year was allocated to each of NYRES1 and Mendik Corporation. For a description of the shares of Net Cash From Operations and Sale or Refinancing Proceeds (as defined in the Partnership Agreement) and the allocation of items of income and loss to which the General Partners, the special limited partner, and the Investor Limited Partners are respectively entitled, see Note 4 of Notes to Consolidated Financial Statements.

Pursuant to Section 12 of the Partnership Agreement, Mendik Realty has agreed to limit its payment of leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of that Property in such year less leasing commissions paid to other brokers in connection with that Property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1993, there was a contingent liability of approximately $316,337 to Mendik Realty as a result of leasing commissions earned in prior periods from the 34th Street Property and Park Avenue Property. There is no such contingent liability with respect to any of the other Properties. During 1993, the Partnership paid $454,373 to Mendik Realty, on a consolidated basis, in connection with leasing commissions earned in prior periods from the Park Avenue Property.

TBC, a former affiliate of NYRES1, provides partnership accounting services and investor relations services to the Partnership. In May 1993, TBC was sold to Mellon Bank Corporation and is no longer an affiliate of NYRES1. During 1993, TBC earned from the Partnership $65,254 for such services and received reimbursement for out-of-pocket expenses of $981.

B&B Park Avenue L.P., a limited partnership of which Mendik Corporation is a general partner, owns the remaining 40% interest in Two Park Company, the joint venture that owns the Park Avenue Property.

Mendik Realty, an affiliate of Mendik Corporation, receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. During 1993, Mendik Realty earned management fees of $700,725 from the Partnership and were reimbursed $527,019 for the cost of on-site building management salaries.

During 1993, the General Partners or their affiliates made certain loans to the Partnership and Mendik Realty deferred certain management fees payable to it by the Partnership in connection with the Stamford Property and the 34th Street Property. During 1994, Mendik Realty will continue to defer fees and leasing commissions in connection with the Stamford Property and 34th Street Property. See the information under the captions "Stamford Property" and "34th Street Property" in Item 2 of this Report. See Note 8 of Notes to the Consolidated Financial Statements.

Building Management Service Corporation ("BMSC"), an affiliate of Mendik Corporation, performs cleaning and related services for the properties at cost. As of January 1, 1993, Guard Management Service Corporation ("GMSC"), an affiliate of Mendik Corporation, began providing security services at the Park Avenue Property and Saxon Woods Corporate Center, which services will be provided by GMSC at cost. During 1993, GMSC and BMSC earned from the Partnership $4,581,196 for such services.

See Note 8 of Notes to Consolidated Financial Statements for additional information concerning amounts paid or accrued to the General Partners and their affiliates during the years ended December 31, 1993, 1992 and 1991 and all balances unpaid at December 31, 1993.

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1),(2) See page 20.

    (3) See Index to Exhibits contained herein.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed in the fourth quarter of fiscal year 1993.

(c)     See Index to Exhibits contained herein.

(d)     See page 20.

INDEX TO EXHIBITS


    Exhibit No.

      3 (a) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit A to the Prospectus of Registrant dated April 7, 1986 included as Exhibit 28(b) to the 1986 Annual Report on Form 10-K of the Partnership and incorporated herein by reference thereto).

        (b) Amendments to Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (included as Exhibit A to the Prospectus Amendment of Registrant dated April 29, 1987 included as Exhibit 29(c) to the 1989 Annual Report on Form 10-K of the Partnership and incorporated herein by reference thereto).

     10 (a) Form of Property Management Agreement between the Partnership and Mendik Realty Company, Inc. (included as Exhibit 10(a) to Amendment No. 2 to the Registration Statement (Registration No. 33-01779) (the "Registration Statement") and incorporated herein by reference thereto).

        (b) James Felt Realty Services appraisal of the Stamford Property (included as Exhibit 10(b) to the Registration Statement and incorporated herein by reference thereto).

        (c) Contract of Sale, dated June 25, 1985, between 1351 Washington Blvd. Limited Partnership, Bernard H. Mendik and Hutton Real Estate Services XV, Inc. and related assignments (included as Exhibit 10(f) to Amendment No. 1 to the Registration Statement and incorporated herein by reference thereto).

        (d) Cushman & Wakefield, Inc. appraisal of Saxon Woods Corporate Center (included as Exhibit 10(g) to Amendment No. 2 to the Registration Statement and incorporated herein by reference thereto).

        (e) Copies of Ground Leases relating to Saxon Woods Corporate Center (included as Exhibit 10(h) to Amendment No. 2 to the Registration Statement and incorporated herein by reference thereto).

        (f) Memorandum of Contract, dated December 24, 1985, between The Prudential Insurance Company of America and 550/600 Mamaroneck Company relating to the acquisition of Saxon Woods Corporate Center (included as Exhibit 10(i) to Amendment No. 2 to the Registration Statement and incorporated by reference thereto).

        (g) The Weitzman Group, Inc. appraisal of the 330 West 34th Street property (included as Exhibit 10(j) to Post-Effective Amendment No. 2 to the Registration Statement and incorporated herein by reference thereto).

        (h) Copy of Ground Lease relating to the 34th Street property (included as Exhibit 10(k) to Post-Effective Amendment No. 1 to the Registration Statement and incorporated herein by reference thereto).

        (i) Agreement of Assignment of Contract of Sale, dated September 25, 1986, between 330 West 34th Street Associates and M/H 34th Street Associates (included as Exhibit 10(l) to Post-Effective Amendment No. 1 to the Registration Statement and incorporated herein by reference thereto).

        (j) Agreement, dated December 5, 1986, between Park Fee Associates, The Mendik Company, Chase Investors Management Corporation New York and M/H Two Park Associates relating to the acquisition of the Park Avenue Property (included as Exhibit 10(m) to Post-Effective Amendment No. 1 to the Registration Statement and incorporated by reference thereto).

        (k) James Felt Realty Services appraisal of the Park Avenue Property (included as Exhibit 10(n) to Post-Effective Amendment No. 7 to the Registration Statement and incorporated herein by reference thereto).

Exhibit No.

        (l) Exhibits (l) through (aa) to the Partnership's Form 10-K for the fiscal year ended December 31, 1990 are incorporated herein by reference thereto.

        (m) Loan Agreement of $6,500,000 to Mendik Real Estate Limited Partnership from Friesch-Groningsche Hypotheekbank Realty Credit Corporation dated September 25, 1991 secured by the Saxon Woods Corporate Center (included as Exhibit 10(m) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

        (n) Appraisal of the 34th Street Property as of January 1992 by Cushman & Wakefield, Inc. (included as Exhibit 10(n) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

        (o) Letter Opinion of Value of the Park Avenue Property as of January 1992 by Cushman & Wakefield, Inc. (included as Exhibit 10(o) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

        (p) Letter Opinion of Value of the Stamford Property as of January 1992 by Cushman & Wakefield, Inc. (included as Exhibit 10(p) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

        (q) Letter Opinion of Value of the Saxon Woods Corporate Center as of January 1992 by Cushman & Wakefield, Inc. (included as Exhibit 10(q) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

        (r) Modification effective January 1, 1991 of the $12,500,000 first mortgage loan secured by the Stamford Property between New York Life Insurance Company and the Partnership (included as Exhibit 10(r) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

        (s) Reimbursement Agreement dated as of January 1, 1991 among the Partnership, Mendik Realty, Mendik Corporation and SLH Lending Corp. related to the deferral of management fees and loans made to the Partnership with respect to the Stamford Property (included as Exhibit 10(s) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

        (t) Agreement dated as of January 1, 1992 among the Partnership, Mendik Realty, Mendik Corporation and SLH Lending Corp. (included as Exhibit 10(a) to the Partnership's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference thereto).

        (u) Appraisal of the 34th Street Property as of January 1993 by Cushman & Wakefield, Inc. (included as Exhibit 10(u) to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto).

        (v) Letter Opinion of Value of the Park Avenue Property as of January 1993 by Cushman & Wakefield, Inc. (included as Exhibit 10(v) to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto).

        (w) Letter Opinion of Value of the Stamford Property as of January 1993 by Cushman & Wakefield, Inc. (included as Exhibit 10(w) to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto).

        (x) Letter Opinion of Value of the Saxon Woods Corporate Center as of January 1993 by Cushman & Wakefield, Inc. (included as Exhibit 10 (x) to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto).

Form 10-K - Item 14 (a) (1) and (2)

MENDIK REAL ESTATE LIMITED PARTNERSHIP

INDEX OF THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES


The following consolidated financial statements of Mendik Real Estate Limited Partnership and Consolidated Venture are included in Item 8:


    Independent Auditors' Report    				F-1

    Consolidated Balance Sheets December 31, 1993 and 1992  	F-2

    Consolidated Statements of Operations for the years
    ended December 31, 1993, 1992 and 1991    			F-3

    Consolidated Statements of Changes in Partners'
    Capital (Deficit) for the years ended December 31,
    1993, 1992 and 1991    					F-4

    Consolidated Statements of Cash Flows for the years
    ended December 31, 1993, 1992 and 1991    			F-5

    Notes to Consolidated Financial Statements  		F-6

    Schedule XI - Real Estate and accumulated depreciation  	F-20


    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    MENDIK REAL ESTATE LIMITED PARTNERSHIP

    BY: Mendik Corporation General Partner





Date:  March 30, 1994   	BY:  	s/David R. Greenbaum/
				Name:   David R. Greenbaum
				Title:  President






    BY: NY Real Estate Services 1 Inc.  General Partner





Date:  March 30, 1994   	BY:  	s/Kenneth L. Zakin/
    				Name:   Kenneth L. Zakin
    				Title:  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


    NY REAL ESTATE SERVICES 1 INC.  A General Partner




Date:  March 30, 1994   	BY:  	s/Kenneth L. Zakin/
				Name:   Kenneth L. Zakin
				Title:  Director and President




Date:  March 30, 1994   	BY:  	s/Mark Sawicki/
				Name:   Mark Sawicki
				Title:  Vice President and
					Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


    MENDIK CORPORATION A General Partner




Date:  March 30, 1994   	BY:  	s/Bernard H. Mendik/
				Name:   Bernard H. Mendik
				Title:  Chairman and Director




Date:  March 30, 1994   	BY:  	s/David R. Greenbaum/
				Name:   David R. Greenbaum
				Title:  President




Date:  March 30, 1994   	BY:  	s/Christopher G. Bonk/
				Name:   Christopher G. Bonk
				Title:  Senior Vice President and Treasurer

Independent Auditors' Report

The Partners Mendik Real Estate Limited Partnership

We have audited the consolidated financial statements of Mendik Real Estate Limited Partnership and Consolidated Venture (a New York Limited Partnership) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendik Real Estate Limited Partnership and Consolidated Venture at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK


Boston, Massachusetts February 15, 1994

Consolidated Balance Sheets
December 31, 1993 and 1992

Assets  			              1993             1992
Real estate investments, at cost:
    Land				      $ 27,137,084     $ 27,137,084
    Buildings and improvements		       200,255,154      199,950,071

        				       227,392,238      227,087,155
Less-accumulated depreciation		       (44,575,753)     (37,519,673)

        				       182,816,485      189,567,482

Properties held for disposition                 18,950,000       23,000,000

Cash and cash equivalents			10,346,684	 10,429,370
Restricted cash					 2,390,734	  1,914,814
Rents and other receivables (includes
    deferred rent receivable of
    $14,366,146 in 1993 and $13,636,701
    in 1992)                         		15,162,790	 15,443,756
Prepaid expenses 				    26,861           26,861
Other assets, net of accumulated
    amortization of $5,035,517 in 1993
    and $3,942,909 in 1992			 8,104,716	  7,390,775

        Total Assets			      $237,798,270     $247,773,058

Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses     $  1,335,734     $  1,899,711
    Due to affiliates				 1,349,919	    506,787
    Security deposits payable			 1,007,873	    567,635
    Accrued interest payable			 2,090,609	  1,050,428
    Mortgage and notes payable 		       107,042,677      105,654,502
    Deferred interest payable                      798,777          722,986

        Total Liabilities		       113,625,589      110,402,049

Minority interest    			        42,946,374       44,738,154

Partners' Capital (Deficit):
    General Partners				(1,425,360)	 (1,311,295)
    Special Limited Partner            		  (471,998)        (471,998)
    Limited Partners				83,123,665       94,416,148

        Total Partners' Capital			81,226,307	 92,632,855

        Total Liabilities and Partners'
	Capital			 	      $237,798,270     $247,773,058

Consolidated Statements of Operations
For the years ended December 31, 1993, 1992 and 1991

Income  			1993    	1992    	1991
Rent				$ 34,333,599	$ 34,094,669	$ 35,706,751
Interest			     282,740         342,409         611,397

    Total Income		  34,616,339      34,437,078      36,318,148
Expenses
Property operating		  22,408,960      21,426,266      21,936,330
Depreciation and amortization	  10,498,610      12,730,570      12,671,588
Interest			  10,194,343	  10,090,564	  10,182,127
General and administrative	     472,146	     466,505	     727,467
Unrealized loss on properties
    held for disposition	   4,240,608      43,166,559               -

    Total Expenses                47,814,667	  87,880,464	  45,517,512

Loss before minority interest	 (13,198,328)	 (53,443,386)	  (9,199,364)
Minority interest in loss of
   consolidated venture		   1,791,780	   1,027,694	   1,136,490

    Net Loss			$(11,406,548)	$(52,415,692)	 $(8,062,874)
Net Loss Allocated:
To the General Partners		$   (114,065)	$   (524,156)	 $   (80,629)
To the Limited Partners		 (11,292,483)	 (51,891,536)	  (7,982,245)

        			$(11,406,548)	$(52,415,692)	 $(8,062,874)

Per limited partnership unit
    (395,169) outstanding   	     $(28.58)       $(131.31)        $(20.20)

Consolidated Statements of Partners' Capital (Deficit)

For the years ended December 31, 1993, 1992 and 1991

                    				      Special
            		Limited 	General       Limited 	  Total
            		Partners'   	Partner's     Partner's   Partners'
            		Capital 	Deficit       Deficit 	  Capital
Balance at
December 31, 1990	$154,289,929	$(706,510)    $(471,998)  $153,111,421
Net loss		  (7,982,245)     (80,629)            -     (8,062,874)

Balance at
December 31, 1991	 146,307,684	 (787,139)     (471,998)   145,048,547
Net loss		 (51,891,536)    (524,156)            -    (52,415,692)

Balance at
December 31, 1992	  94,416,148   (1,311,295)     (471,998)    92,632,855
Net loss		 (11,292,483)    (114,065)            -    (11,406,548)

Balance at
December 31, 1993	$ 83,123,665  $(1,425,360)    $(471,998)   $81,226,307

Consolidated Statements of Cash Flows
For the years ended December 31, 1993, 1992 and 1991

Cash Flows from Operating
     Activities:		1993		1992		1991
Net loss			$(11,406,548)	$(52,415,692)	$(8,062,874)
Adjustments to reconcile
net loss to net cash provided
by operating activities:
    Depreciation and
    amortization		  10,498,610	  12,730,570	 12,671,588
    Minority interest in
    loss of consolidated
    venture			  (1,791,780)	  (1,027,694)	 (1,136,490)
    Unrealized loss on
    properties held for
    disposition			   4,240,608	  43,166,559              -
    Increase (decrease) in
    cash arising from changes
    in operating assets and
    liabilities:
      Restricted cash		    (475,920)	     509,771       (624,318)
      Rent and other receivables     280,966      (1,014,255)      (815,277)
      Prepaid expenses		           -	     333,021	   (143,435)
      Other assets		  (1,806,549)	  (1,141,102)	   (982,965)
      Accounts payable and
      accrued expenses		    (563,977)	      59,024	 (1,092,048)
      Due to affiliates		     843,132	     196,493	     80,914
      Accrued interest payable	   1,040,181	     279,400	     70,966
      Security deposits payable	     440,238	     115,741	    (35,160)
      Deferred interest payable       75,791          31,985        691,001

Net cash provided by operating
    activities			   1,374,752	   1,823,821	    621,902
Cash Flows from Investing
Activities:
    Additions to real estate
    investments			  (2,845,613)     (3,408,765)    (3,498,245)

Net cash used for investing
activities			  (2,845,613)	  (3,408,765)	 (3,498,245)
Cash Flows from Financing Activities:
    Minority interest -
    cash distribution			   -      (1,311,337)             -
    Proceeds from mortgage note
    payable			   1,388,175	   2,598,075	  3,056,427

Net cash provided by
financing activities		   1,388,175	   1,286,738	  3,056,427

Net increase (decrease) in cash
and cash equivalents	             (82,686)       (298,206)       180,084
Cash and cash equivalents at
beginning of period		  10,429,370	  10,727,576	 10,547,492

Cash and cash equivalents
at end of period		 $10,346,684     $10,429,370    $10,727,576

Supplemental Disclosure of
Cash Flow Information:
Cash paid during the period
for interest			 $ 9,154,162	 $ 9,779,179	$ 9,420,160

Notes to Consolidated Financial Statements
December 31, 1993, 1992 and 1991

1. Organization

Mendik Real Estate Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate and Agreement of Limited Partnership dated and filed October 30, 1985 (the "Partnership Agreement") and subsequently amended and restated on February 25, 1986. The Partnership was formed for the purpose of acquiring, maintaining and operating income producing commercial office buildings in the Greater New York Metropolitan Area. The general partners of the Partnership are Mendik Corporation and NYRES1 (See below). The Partnership will continue until December 31, 2025, unless sooner terminated in accordance with the terms of the Partnership Agreement. The Partnership offered Class A units to taxable investors and Class B units to tax exempt investors.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 22, 1993, Hutton Real Estate Services XV, Inc., a general partner, changed its name to NY Real Estate Services 1 Inc. ("NYRES1") to delete any reference to "Hutton."

2. Liquidity

The commercial real estate market in the Greater New York Metropolitan Area remains weak. As vacancy rates continue to rise, increased competition among landlords has led to lower rents and increasingly generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant cost of tenant improvements required to be funded under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve the Partnership's limited resources, the General Partners have pursued a strategy intended to position each of the Partnership's four properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that property, and if necessary, proceeds from borrowings secured by such property.

During 1993, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions and building capital improvements from five sources: (i) positive cash flow generated by the approximately 60% joint venture interest in the Park Avenue Property and the Partnership's leasehold interest in the Saxon Woods Corporate Center, (ii) Partnership reserves, (iii) funds provided by certain unsecured loans and the deferral of property management fees by certain affiliates of the General Partners, (iv) additional borrowings from the $6.5 million Saxon Woods Line of Credit and (v) a portion of the $1.25 million security deposit maintained by the unaffiliated ground lessor for the 330 West 34th Street Property. It is expected that the availability of funds from some of these sources will be reduced in the future.

Park Avenue Property - Although the Partnership has continued to lease space at the Property, with the continuing softness in the real estate market, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on certain expiring leases. The Property's cash flow, however, is expected to remain stable for the foreseeable future because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership.

At December 31, 1993, the unrestricted cash balance at the Property was approximately $5 million over and above a reserve for real estate taxes. The Park Avenue Property currently generates, and is expected to generate in the future, sufficient revenue to cover operating expenses and debt service obligations. The indebtedness secured by the Park Avenue Property currently matures in 1998 (or 1996 at the option of the lender). The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan or to seek refinancing. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all.

The property was 89% and 90% occupied at December 31, 1993 and 1992, respectively.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1994. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement which prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based upon the most recent appraisal of the Saxon Woods Corporate Center which as of December 31, 1993 was $15 million. The loan agreement provides that all available cash flow from the Saxon Woods Corporate Center will be used for expenses incurred at the Saxon Woods Corporate Center prior to borrowing additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be partially funded by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the Property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. There can be no assurance that future appraisals will reflect an increase in the Property's value which would enable the Partnership to borrow additional funds. As of December 31, 1993, the Partnership had borrowed $4,542,677 under the Saxon Woods Line of Credit. In January 1994 the Partnership borrowed an additional $138,000 and had made commitments to borrow an additional $362,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,042,677.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in 1996. The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan or to seek refinancing. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all.

The property was 72% and 67% occupied at December 31, 1993 and 1992, respectively.

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet in the 34th Street Property. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Approximately $1.25 million is being spent by the Partnership for tenant improvements under the terms of the lease. As of December 31, 1993 virtually all of these funds have been spent. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor in connection with the increase in the annual ground rent in 1992 to $2.25 million.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty Company, Inc. ("Mendik Realty"), an affiliate of Mendik Corporation, voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. The Partnership's obligation to pay the management fees deferred by Mendik Realty, will be on a non-recourse basis to the Partnership and will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory prepayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold. In addition, Mendik Realty agreed to defer its leasing commission in the amount of $153,182 with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Both of these provisions will remain in effect pursuant to the terms of the forbearance agreement with The First National Bank of Chicago ("FNBC") (see below). Additionally, the forbearance agreement gives FNBC control of the property's cash flow by requiring the Partnership to maintain a lockbox at FNBC. FNBC will approve all releases of funds from the lockbox. As of December 31, 1993, approximately $1 million was on deposit in the lockbox account maintained by FNBC.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce FNBC, the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the 34th Street Line of Credit. Pursuant to the forbearance agreement, FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. The forbearance agreement will also allow the Partnership to pay off the 34th Street Line of Credit for $6.5 million, a substantial discount to the current outstanding balance, at any time through June 30, 1994. As of December 31, 1993, there was $15 million of principal and approximately $1.3 million of accrued interest outstanding on the 34th Street Line of Credit.
Also through June 30, 1994, the Partnership will be permitted to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the forbearance agreement went into effect, the Partnership has not made any interest payments to FNBC. The General Partners are seeking to obtain either debt or equity financing even if such financing would entail the Partnership's transferring all or a portion of its interest in the Property to the party providing the financing. In the event the Partnership obtains from a third party an offer to provide financing of less than the $6.5 million required by FNBC, the Partnership would explore with FNBC a pay off at a further discount. As of December 31, 1993, the 34th Street Property's appraised value was $9.8 million. Should the Partnership be unable to pay off the 34th Street Line of Credit by June 30, 1994, the forbearance agreement provides that the Partnership will assign its interest in the property and in the ground lease to the Property to FNBC, at FNBC's election, in lieu of foreclosure. The forbearance agreement with FNBC provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at the same time establishing a cost-effective means to ensure an orderly and efficient transfer of the Property to FNBC in the event the 34th Street Line of Credit cannot be paid off. The Partnership has no assurances that it will be able to obtain the financing necessary to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors including general market conditions. Chief among these is the fact that many traditional sources of real estate financing such as banks, insurance companies and pension funds have dramatically curtailed their investment in commercial office properties. Consequently, only a limited number of investors is likely to be available, further hampering the Partnership's ability to secure a refinancing. Should the Partnership be unable to complete a refinancing, it might result in the loss of the Partnership's investment in the Property.

The property was 64% and 50% occupied at December 31, 1993 and 1992, respectively.

Stamford Property - The Partnership previously restructured the loan secured by the Stamford Property in 1991. As part of the terms of the restructured loan, Mendik Corporation and an affiliate of NYRES1 loaned in each of 1991, 1992 and 1993 $50,000 and $110,000, respectively, to the Partnership. The loans were required to be deposited in an escrow account and may be used only to pay costs and expenses related to the Stamford Property. Mendik Realty also agreed to defer its management fees of approximately $70,000 a year in connection with the Stamford Property in each of calendar years 1991, 1992 and 1993.

The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford real estate market would recover and that, as leases at the Property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market has continued to deteriorate resulting in a further erosion of market lease rates. While the cash flow from the Stamford Property, together with the loans by Mendik Corporation and an affiliate of NYRES1 and the management fee deferrals by Mendik Realty, were sufficient to cover the Property's operating expenses and debt service obligations in 1993, due to a decline in the Property's revenue following the extension of D&B Computing Services, Inc.'s ("D&B") lease, the Partnership failed to make full payment of debt service due on February 10, 1994 and March 10, 1994 with respect to the Stamford Loan. In order to preserve its limited working capital reserves, the Partnership currently does not intend to fund any operating shortfalls out of reserves. As a result of the Partnership's failure to make these interest payments, the Partnership is in default under the terms of the Stamford Loan and the Property's lender, New York Life Insurance Company ("New York Life"), may elect to exercise its remedies under the loan agreement including accelerating the maturity date of the principal balance of the loan and electing to foreclose on its mortgage. The General Partners are now seeking a short-term agreement from New York Life, pursuant to which New York Life would forbear from exercising its remedies under the Stamford Loan and Mendik
<PAGE
Realty would continue to defer its management fees and leasing commissions with respect to the Property. The Partnership would then attempt to sell the Property during the forbearance period. However, in light of the fact that the appraised value of the Property at December 31, 1993 was less than the mortgage, and New York Life is unlikely to accept a pay off of its mortgage at a discount, it is unlikely that such a sale would result in any cash proceeds being available for distribution. If the Partnership were unable to sell the Property and pay off the Stamford Loan within the forbearance period, the Partnership would transfer the deed in lieu of a foreclosure in order to provide an orderly and efficient transfer of title to the Property to New York Life.

In addition to discussions with the Property's lender, the General Partners continue to negotiate with ADP regarding a possible extension of the lease covering a portion of its 35,000 square feet, which expires in June 1994. The General Partners have also engaged ADP's existing subtenants in negotiations regarding new leases. In the first quarter of 1994, one of ADP's subtenants that occupies approximately 8,200 square feet is close to signing a lease to remain in the Property. The signing of these leases will not improve the Property's cash flow and enable the Partnership to meet its debt service obligations. The Partnership also continues efforts to lease space in the Property on an "as is" basis.

The property was 57% and 60% occupied at December 31, 1993 and 1992, respectively.

3. Summary of Significant Accounting Policies

Consolidation. The consolidated financial statements include the accounts of the Partnership and of Two Park Company, a joint venture in which the Partnership owns an approximate 60% interest. The joint venture was formed to own and operate a commercial office building. Intercompany accounts and transactions between the Partnership and the venture have been eliminated in consolidation.

Real Estate Investments. Real estate investments which consist of buildings, are recorded at cost, less accumulated depreciation. Cost includes the initial purchase price of the properties plus closing costs, acquisition and legal fees, and capital improvements. Depreciation of the buildings is computed using the straight-line method over an estimated useful life of 25 to 35 years. Depreciation of personal property is computed under the straight-line method over an estimated useful life ranging from 5 to 10 years. Tenant improvements are amortized over the respective lease terms.

During the latter part of 1992 certain events occurred which caused the General Partners to conclude that the Partnership may be unable to hold the 34th Street and Stamford properties on a long term basis. As a result, the Partnership determined to account for each of these properties as held for disposition. Accordingly, as of

December 31, 1993 and 1992, these properties were carried at the lower of their depreciated cost or estimated market value.

Lease Revenue. Rental income is recognized as earned under the leases. Accordingly, as certain leases of the Partnership provide for tenant occupancy during periods for which no rent or reduced rent is due, the Partnership accrues rental income for the full period of occupancy on a straight-line basis over the related lease terms.

The Partnership has determined that all leases associated with the rental of space at the investment properties are operating leases.

Leasing Commissions. Leasing commissions are capitalized and amortized over the respective lease terms.

Income Taxes. The Partnership allocates all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements as the liabilities for such taxes are those of the partners rather than the Partnership.

Cash and Cash Equivalents. For the purposes of the statements of cash flows, cash and cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance.

Net Loss Per Limited Partnership Unit. Net loss per limited partnership unit is based upon the limited partnership units outstanding during the year and the loss allocated to the limited partners in accordance with the terms of the Partnership Agreement.

4. The Partnership Agreement

The Partnership Agreement provides that the net cash from operations, as defined, for each fiscal year will be distributed on a quarterly basis, 99% to the limited partners and 1% to the general partners (as defined) until each limited partner has received an amount equal to an 8% annual preferred return. The net cash from operations will then be distributed, 99% to the special limited partner, Bernard H. Mendik, and 1% to Mendik Corporation until the special limited partner has received his special preferred return (as defined). Thereafter, net cash from operations will be distributed 85% to the limited partners, 14% to the special limited partner and 1% to the general partners.

Net proceeds from sales or refinancing will be distributed first to the limited partners until each limited partner has received an 8% cumulative annual return (as defined) and then an additional amount equal to his adjusted capital contribution (as defined). Second, the net proceeds from sale or refinancing will be distributed 99% to the special limited partner and 1% to the Mendik Corporation until the special limited partner has received any shortfall on his special cumulative return (as defined). Third, the net proceeds will be distributed to the general partners until the general partners have received their deferred incentive shares (as defined). Thereafter, net proceeds will be distributed 75% to the limited partners, 20.33% to the special limited partner and 4.67% to the general partners.

Taxable income and all depreciation for any fiscal year shall be allocated in substantially the same manner as net cash from operations except that depreciation allocated to the limited partners will be allocated solely to the Class A units (for taxable investors). Tax losses for any fiscal year will generally be allocated to the limited partners and special limited partner to the extent of their positive capital accounts and then 99% to the limited partners and 1% to the general partners.

5. Real Estate Investments

The major tenants described below represented 49% of the Partnership's rental income in 1993. See Note 2 for leasing activity.

The Stamford Property. In 1985, the Partnership acquired the Stamford Property, a ten-story office building containing approximately 220,000 net rentable square feet (based on current standards of measurement) and an attached parking garage located on 1351 Washington Blvd. in Stamford, Connecticut. The purchase price of the property was $31,250,000. The property was appraised at $9,150,000 at December 31, 1993 as compared to $10,600,000 at December 31, 1992.

Major tenants at the Stamford Property are Electronic Information Systems which leases 25,846 square feet (12% of the total leasable area in the property) under a lease expiring March 31, 1998, D&B which leases 43,100 square feet (20% of the total leasable area in the property) under a lease expiring December 31, 1993, Automatic Data Processing, Inc. ("ADP") which leases 34,700 square feet (16% of the total leasable area in the property) under a lease expiring June 30, 1994 and Wyatt Company, Inc. which leases, but does not occupy, 17,000 square feet (8% of the total leasable area in the property) under a lease expiring August 31, 1995. ADP has subleased approximately 69% of its space.

The Saxon Woods Corporate Center. In 1986, the Partnership acquired Saxon Woods Corporate Center, two office buildings located in Harrison, New York containing an aggregate of approximately 237,000 net rentable square feet (based on current standards of measurement), from an affiliate of the Partnership.

The property was purchased by the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $21,282,805 was paid from the proceeds of the Partnership's offering and consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property.

The buildings are situated on a 15.28 acre site which is subject to two ground leases, each of which terminates in September 2027 and provides the lessee with the option to renew for two 25-year periods and one 39-year period.

Each ground lease provides for an annual net rental of $170,000 with an increase of $20,000 every five years, commencing January 1996. The property was appraised at $15,000,000 at December 31, 1993 as compared to $14,000,000 at December 31, 1992.

Major tenants at the Saxon Woods Corporate Center are Commodity Quotations which leases 24,540 square feet (10% of the total leasable area) under leases expiring October 31, 2001 and October 31, 1998. Commodity Quotations has the option to cancel the lease expiring October 31, 2001 at the end of the seventh year, October 23, 1998. Icon Capital Corp. leases 29,040 square feet (12% of the total leasable area) under a lease expiring November 30, 2004. Commodity Quotations and Icon Capital Corp represented approximately 13% and 16%, respectively, of the property's rental income in 1993.

The 34th Street Property. In 1987, the Partnership acquired the 34th Street Property, an eighteen-story office building containing approximately 627,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased by the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $35,611,400 consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The building is situated on a 46,413 square foot site.

The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provided for annual lease payments of $1.25 million through December 31, 1991 and requires annual lease payments of $2.25 million for the remaining eight years. The ground lease may be renewed at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The property was appraised at $9,800,000 at December 31, 1993. The appraised value at December 31, 1992 was $12,500,000.

The major tenant at the 34th Street property is the City which leases 300,000 square feet (48% of the total leasable area in the property) under a lease expiring February 28, 2001. The City has the option to terminate its lease without penalty effective anytime from March 31, 1993 to February 28, 2001 provided that the City gives the Partnership one year's notice of its intent to terminate the lease. The City will also be required to pay the Partnership for certain improvement costs as defined in accordance with the terms of the lease agreement. The City represented approximately 92% of the property's total revenue in 1993.

The Park Avenue Property. In 1987, the Partnership indirectly acquired from an affiliate an approximate 60% interest in a joint venture, Two Park Company, formed in 1986 for the purpose of acquiring and operating a parcel of land located at Two Park Avenue, New York, New York, together with the 28-story office building and related improvements located thereon containing approximately 956,000 net rentable square feet (based on current standards of measurement). The affiliate acquired such interest to facilitate the acquisition by the Partnership. Two Park Company acquired the Park Avenue Property in 1986 from an unaffiliated seller for approximately $151.5 million, $60 million of which was financed by a first mortgage loan. The Partnership acquired its interest by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. The remaining approximate 40% interest in Two Park Company is owned by B & B Park Avenue L.P., an affiliate of Mendik Corporation. At December 31, 1993, the property was appraised at $115,000,000 ($125,000,000 at December 31, 1992), and the appraised value of the property net of the minority interest was $68,655,000 ($74,625,000 at December 31, 1992).

Major tenants at Two Park Avenue are Times Mirror Magazines, Inc. and its affiliate Newsday, Inc. which lease 262,774 square feet (28% of total leasable area in the property) under two leases expiring June 30, 2004 and National Benefit Life Insurance Company which leases 99,800 square feet (11% of total leasable area in the property) under a lease expiring May 30, 1998. Times Mirror Magazines, Inc. and its affiliate Newsday, Inc. and National Benefit Life Insurance Company represented 32% and 14%, respectively, of the property's total rental income in 1993.

6. Mortgage and Notes Payable

The Partnership is currently only able to incur additional indebtedness secured by the Saxon Woods Property (See Note 2).

The Stamford Property The $12,500,000 non-recourse first mortgage loan is for a term of ten years and accrues interest at the rate of 10% per annum through December 10, 1993 and 10.3% thereafter (See below) (the "Stamford Loan"). While the $12,500,000 principal amount outstanding currently exceeds the Borrowing Limitation, it did not exceed the Borrowing Limitation when the loan was incurred. The loan was modified effective January 1, 1991. Prior to modification interest only was payable in monthly installments of $104,167 through July 10, 1991. Thereafter, constant monthly installments in the amount of $113,625 were to be applied first to the payment of interest, then the balance to the reduction of principal through the maturity date, July 10, 1996, at which time the balance of principal and any accrued interest was to be due and payable.

Under the terms of the loan modification one-half of the monthly interest payments due under the loan from January 10, 1991 to December 10, 1991 are deferred until July 10, 1996, the loan's maturity date, and bear interest at the rate of 10% per annum (collectively, the "Deferred Interest"). During the period from December 10, 1991 to December 10, 1993, monthly payments of interest only were due at the rate of 10% per annum on the principal balance of the note. In addition, principal amortization payments previously required to be paid commencing August 10, 1991 have been deferred until the maturity of the loan. Commencing December 10, 1993 through the maturity date of the loan, interest is payable on the principal balance of the loan and the Deferred Interest at the rate of 10.3% per annum. If the Partnership prepays the Deferred Interest in full, interest under the loan will be reduced to 10% per annum. Deferred interest payable at December 31, 1993 is $798,777.

The loan modification requires that in each of calendar years 1991, 1992 and 1993, (i) Mendik Corporation will lend the Partnership $50,000, (ii) an affiliate of NYRES1 will lend the Partnership $110,000, and (iii) Mendik Realty Company, Inc. will defer management fees of approximately $70,000 a year payable to it in connection with services performed at the Stamford Property.

The loans by Mendik Corporation and the affiliate of NYRES1 are required to be deposited in an escrow account and may be used only to pay building improvement costs, lease-up costs and operating expenses related to the Stamford Property. Accordingly, as of December 31, 1993, $281,071 is being held as restricted cash with respect to these loans and fees. The loans and management fee deferral by Mendik Corporation, Mendik Realty and the affiliate of NYRES1 are on a non-recourse basis and bear interest at the prime rate less 1.25%. Principal and interest is payable on December 31, 2025, or upon termination of the Partnership if earlier, subject to a mandatory prepayment from the net proceeds from the sale of any of the properties, after repayment of all debt secured by the property sold.

The Partnership failed to make full payment of debt service due on February 10, 1994 and March 10, 1994 with respect to the Stamford Loan due to a decline in the property's revenue following the extension of D&B's lease. As a result, the Partnership is in default under the terms of the Stamford Loan. The General Partners are currently attempting to negotiate a further modification of the property's loan, however, no agreement has been reached to date. It appears unlikely that such efforts will be successful. Should the Partnership be unable to secure a loan modification, the lender may elect to exercise its remedies under the loan agreement including accelerating the maturity date of the principal balance of the loan. Should title to the property ultimately be transferred to the lender, it would result in the loss of the Partnership's investment in the property.

The Saxon Woods Corporate Center. In September 1991, the Partnership established a non-recourse line of credit of $6,500,000 (the "Saxon Woods line of credit") secured by the Partnership's leasehold interest in the property located at 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Property"). The Saxon Woods line of credit has a term of five (5) years, is secured by a first leasehold mortgage on the Saxon Woods Property and generally bears interest at the rate of 2.5% per annum in excess of the London Interbank Offered Rate ("LIBOR"). The interest rate was 5.875% at December 31, 1993. In addition, the Partnership is required to pay 1/2% per annum on the undrawn balance of the Saxon Woods line of credit. As additional security for the repayment of the Saxon Woods line of credit, the Partnership deposited $500,000 with the lender, which deposit was used by the Partnership to pay operating expenses in connection with the Saxon Woods Property prior to borrowing any sums under the Saxon Woods line of credit for operating expenses. The Saxon Woods line of credit provides the partnership with a source of funds to pay for those improvements necessary to lease additional space at the property. In order to reduce the need for additional borrowings under the Saxon Woods line of credit, the Partnership has agreed to use all available cash flow from the Saxon Woods Property (which cash flow has been pledged to the lender) for all expenses incurred at the Saxon Woods Property prior to borrowing any additional funds under the Saxon Woods line of credit.

Based on the current appraised value of the Saxon Woods Property, only $6,000,000 of the Saxon Woods line of credit is available to the Partnership due to the Borrowing Limitation. The General Partners believe that the Saxon Woods line of credit will provide the Partnership with a source of funds which should be sufficient to pay for those improvements necessary to lease additional space at the property and anticipated operating shortfalls. As of December 31, 1993, the Partnership had borrowed $4,542,677 under the Saxon Woods line of credit. In January 1994, the Partnership borrowed an additional $138,000 and have made commitments to borrow an additional $362,000. The General Partners expect that additional leasing activity, the costs of which will be covered by borrowings from the Saxon Woods Line of Credit, may result in a further increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6,500,000. The Partnership has the option to request an updated appraisal at any time; however, there can be no assurance that subsequent appraised values for the Property will continue to increase.

The Park Avenue Property. The $60,000,000 first mortgage is for a term of twelve years and accrues interest at the rate of 9.75% per annum. Interest only is payable in monthly installments until the maturity date (December 19, 1998) at which time the full amount of principal and any accrued interest shall be due and payable. On June 15, 1989, Two Park Company placed a second mortgage on the Park Avenue Property in the amount of $10,000,000. Interest only is payable in monthly installments at a rate of 10.791% through June 15, 1992 and thereafter at the rate of 10.625% through December 19, 1998 at which time the full amount of principal and any accrued interest shall be due and payable.

On December 26, 1990, Two Park Company placed a third mortgage on the Park Avenue Property in the amount of $5,000,000. Interest only is payable in monthly installments at a rate of 11.5% through its maturity date of December 19, 1998 at which time the full amount of principal and any accrued interest shall be due and payable. The lender has the right to accelerate the maturity date of the first, second and third mortgage loans (collectively the "Park Avenue Loans") to a date not earlier than December 19, 1996 upon at least 180 days prior notice.

The loans are being treated as one loan and at any time upon request of Two Park Company, the lender will combine and consolidate all of the loans to make a non-recourse first mortgage loan in the principal amount of $75,000,000. While the $75,000,000 principal outstanding currently exceeds the Borrowing Limitation, it did not exceed the Borrowing Limitation when the loans were incurred.

The 34th Street Property. On December 12, 1989, the Partnership entered into a loan agreement with First National Bank of Chicago (the "Bank"). The loan provides for a $30,000,000 credit facility in the form of a first mortgage secured by the Partnership's leasehold interest on the 34th Street Property (the "34th Street line of credit"). The lender agreed to advance amounts under the credit facility up to 40% of the lesser of the appraised value of the 34th Street Property or the value thereof as determined by the lender. The credit facility matures on May 31, 1997 and provided the Partnership with the flexibility to draw funds at 110 basis points over Libor, or 110 basis points over the Bank's C.D. rate or at the Bank's prime rate. If the net operating income (as defined) for the property is less than 115% of the projected debt service for the property for any six month period, the lender may increase the interest rate to 125 basis points over Libor or 125 basis points over the Bank's C.D. rate. As of December 31, 1993, the Partnership had $15,000,000 outstanding under the credit facility at Libor plus 1.25% per annum. The rate was fixed at 6.4375% for the period from March 20, 1992 to March 18, 1993. The interest rate for the period March 19, 1993 through December 31, 1993 was 6% (see below).

Of the $30,000,000 maximum principal amount of the credit facility, up to $20,000,000 was permitted to be used by the Partnership for building improvements, tenant improvement allowances and leasing commissions relating to the 34th Street Property, as well as closing costs, interest reserves and mortgage recording tax reserves with respect to the credit facility. The remaining $10,000,000, substantially all of which had been advanced by March 1991, was unrestricted and was allowed to be used by the Partnership for any purpose.

As of December 31, 1992, $15,000,000 had been advanced under the 34th Street line of credit. As a result of the default on the loan (See Note 2) and the decline in the appraised value of the 34th Street Property, the Partnership is currently prevented from borrowing any additional funds. While the $15,000,000 principal amount outstanding currently exceeds the Borrowing Limitation and the appraised value, it did not exceed the Borrowing Limitation when the loan was incurred.

The Partnership suspended its interest payments to the lender beginning with the September 1992 payment. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the 34th Street Line of Credit with The First National Bank of Chicago ("FNBC"), under which $15 million of principal and approximately $1.3 million of accrued interest is outstanding at December 31, 1993. Pursuant to the forbearance agreement, FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. Subject to the terms of the forbearance agreement, the Partnership will have the ability to pay off the 34th Street Line of Credit for $6.5 million, a substantial discount to the current outstanding balance, at any time through June 30, 1994. Also through June 30, 1994, the Partnership will be permitted to make interest payments, based upon the Corporate Base Rate or the prime rate beginning March 19, 1993, to FNBC only to the extent of available cash flow from the 34th Street Property. No interest payments have been made by the Partnership since entering into the forbearance agreement. If the Partnership is not successful in obtaining the financing necessary to pay off the 34th Street Line of Credit by June 30, 1994, the Partnership has agreed to assign its interest in the property and in the ground lease to the Property to FNBC, at FNBC's election, in lieu of foreclosure. This agreement provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at the same time establishing a cost-effective means to ensure an orderly and efficient transfer of the Property to FNBC in the event the 34th Street Line of Credit cannot be paid off. The Partnership has no assurances that it will be able to obtain the financing necessary to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors including general market conditions. Should the Partnership be unable to complete a refinancing, it might result in the loss of the Partnership's investment in the Property.

The deferral of management fees and leasing commissions by Mendik Realty will remain in effect pursuant to the terms of the forbearance agreement. Additionally, the forbearance agreement gives FNBC control of the property's cash flow by requiring the Partnership to maintain a lockbox at FNBC. FNBC will approve all releases of funds from the lockbox. As of December 31, 1993, approximately $1 million was on deposit in the lockbox account maintained by FNBC.

Mortgage and notes payable at December 31, 1993 and 1992 are summarized as follows:

        					1993		1992
Secured by Stamford Property, bearing interest
at a blended rate of 10.017%. The loan is
currently in default.				$ 12,500,000	$ 12,500,000

Secured by Saxon Wood Corporate Center,
bearing interest at a blended rateof 7.302%.	   4,542,677       3,154,502

Secured by Park Avenue Property,
bearing interest at a blended rate of 10.134%.	  75,000,000      75,000,000

Secured by 34th Street Property, bearing
interest at a blended rate of 6.269%. The
loan is currently in default.			  15,000,000	  15,000,000

        					$107,042,677	$105,654,502

The following summarizes the scheduled maturities of the Partnership's mortgage and notes payable. The mortgage and notes payable secured by the Stamford and 34th Street properties are presented as maturing in 1994 due to their default status.

    Year			Amount
    1994			$ 27,500,000
    1995				   -
    1996			   4,542,677
    1997				   -
    1998			  75,000,000

        			$107,042,677

If the Park Avenue Lender were to exercise its option to accelerate the scheduled maturity date of its loans to the earliest possible permitted date, then the amounts due in 1996 in the above table would be $79,542,677.

7. Rental Income Under Operating Leases

Based upon the leases currently in effect, future minimum rental income on non-cancelable operating leases of the Partnership's properties as of December
31, 1993 is as follows:

    Year			Amount
    1994			$  29,691,825
    1995			   29,421,385
    1996			   28,592,083
    1997			   27,339,953
    1998			   24,167,816
    Thereafter			   94,067,377

        			 $233,280,439

In addition to the minimum rental amounts, substantially all of the leases provide for escalation charges to tenants for operating costs, real estate taxes and electricity. For the years ended December 31, 1993, 1992, and 1991, these amounts were $3,524,411, $4,390,234, and $6,351,955, respectively, which amounts are included in rental income.

8. Transactions With General Partners and Affiliates

The following is a summary of the amounts paid or accrued to the general partners and their affiliates during the years ended December 31, 1993, 1992 and 1991 and all balances unpaid at December 31, 1993:


            	     Due To/From
		     Affiliates                  Paid or Accrued
	             at December 31, --------------------------------------
                     1993            1993         1992          1991
out of pocket
expenses (1)         $         -     $       981  $     5,803   $   78,864

administrative
salaries and
expenses and
transfer agent
fees (1) (2)              25,522          65,254       66,160      114,931

management fees and
building personnel
salaries (3)             570,210       1,227,744    1,383,430    1,363,654

cleaning and
related services (4)(5)  (42,150)      4,166,977    3,607,725    3,686,434

security (6)                   -         414,219            -            -

leasing commissions (7)  316,337         770,710       61,932      153,325

loans (8)   		 480,000               -            -            -

        	      $1,349,919      $6,645,885   $5,125,050   $5,397,208

(1) The Boston Company ("TBC") provides accounting and investor communication functions to the Partnership. TBC was a wholly owned subsidiary of Lehman Brothers Inc. until May of 1993 when it was acquired by Mellon Bank Corporation. The Shareholder Services Group (a wholly owned subsidiary of American Express Company) provided transfer agent services through May 1991. Beginning in June 1991, these services are being provided by Service Data Corporation (a nonaffiliate).

(2) NYRES1, a general partner, is reimbursed for certain administrative salaries and expenses for services rendered in connection with maintaining Partnership operations.

(3) Mendik Realty, an affiliate of Mendik Corporation, receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. Salaries and benefits for building personnel, which has remained under the payroll of Mendik Realty, for the years ended December 31, 1993, 1992 and 1991 totalled $527,019, $583,571 and
$601,507, respectively. Management fees paid or payable to Mendik Realty totalled $700,725, $799,859 and $762,147 for the years ended December 31, 1993, 1992 and 1991, respectively. These amounts are included in the table. Certain management fees are being deferred as per the loan modifications discussed in
Note 6.

(4) Building Maintenance Service Corporation ("BMSC"), an affiliate of Mendik Corporation, performs cleaning and related services at the properties. Such cleaning and related services are provided by BMSC at its cost. Cleaning and related services payable to BMSC totalled $3,500,062, $2,910,428 and $3,068,973 for the years ended December 31, 1993, 1992 and 1991, respectively. The indicated amounts above include salaries and benefits of the property engineering staff, which was transferred from the payroll of Mendik Realty to BMSC's payroll during the first quarter of 1992. The salaries and benefits for these employees were $584,942, $581,112 and $518,788 in 1993, 1992 and 1991, respectively. These amounts are included in the table. Included in the 1993 amounts are certain amounts related to 1992 due to a difference between estimates and actual costs incurred for 1992.

(5) BMSC provides metal and marble cleaning services to the Partnership at its cost, which were $81,973, $116,185 and $98,673 in 1993, 1992 and 1991, respectively. These amounts are included in the table.

(6) Effective January 1, 1993, Guard Maintenance Service Corporation ("GMSC"), an affiliate of Mendik Corporation, began providing security services to the Partnership at its cost, which in 1993 was $414,219. This amount is included in the table. Security services paid to unaffiliated third parties for the years ended December 31, 1993, 1992 and 1991 were $61,609, $545,365 and
$543,112, respectively.  These amounts are not included in the table.

(7) Mendik Realty has agreed to limit the payment of its leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of the Property in such year less leasing commissions paid to other brokers in connection with that property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. During 1993, the Partnership paid $454,373 to Mendik Realty, on a consolidated basis, in connection with leasing commissions earned in prior periods from the Park Avenue Property. As of December 31, 1993, there were deferred commissions, on a consolidated basis, of approximately $316,337 as a result of deferred leasing commissions from the 34th Street property and the Park Avenue property. Certain leasing commissions are being deferred as per the loan modifications discussed in Note 6.

(8) Mendik Corporation loaned the Partnership $150,000, and an affiliate of NYRES1 loaned the Partnership $330,000 pursuant to the Stamford loan modification discussed in Note 6.

9. Reconciliation of Consolidated Financial Statement Net Loss and Partners'
Capital to Federal Income Tax Basis Net Loss and Partners' Capital

                                      Year ended December 31,
                                ----------------------------------------------
            			1993    	1992    	1991
Financial statement
consolidated net loss   	$11,406,548 	$52,415,692 	$ 8,062,874

Financial statement write
down of real estate over
tax basis write down of
real estate	 		 (4,240,608)	(43,166,559)              -

Tax basis depreciation over
(under) financial statement
depreciation  			    971,960 	 (1,302,679) 	 (1,365,590)

Tax basis rental income
(over) under financial
statement rental income   	    612,639 	    (63,668)        387,007

Tax basis recognition of
loss of consolidated venture
over financial statement
recognition of loss of
consolidated venture    	    677,456 	    685,810 	  1,300,660

Tax basis expenses over
(under) financial statement
expenses  			    (14,086)         28,067          87,694

Interest expense capitalized
for Federal income tax
purposes 			    (38,850)        (76,561)       (617,356)

Other   			     57,584          21,569         (97,290)

Federal income tax basis
net loss			$ 9,432,643	$ 8,541,671      $7,757,999

Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:

                                      Year ended December 31,
                                -------------------------------------------
            			1993    	1992    	1991

Financial statement basis
partners'capital		$ 81,226,307	$ 92,632,855	$145,048,547

Current year financial
statement net loss over
Federal income tax basis
net loss		           1,973,905      43,874,021         304,875

Cumulative financial
statement net loss over
Federal income tax basis
net loss			  57,104,282      13,230,26      112,925,386

Federal income tax basis
partners' capital		$140,304,494	$149,737,137	$158,278,808

Because many types of transactions are susceptible to varying interpretations under Federal and state tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

10. Supplementary Information

Real estate taxes and maintenance and repairs included in property operating expenses are as follows:

                                       Year ended December 31,
                                ------------------------------------------
            			1993    	1992    	1991
    Maintenance and repairs     $1,843,145	$1,928,097	$1,510,354

    Real estate taxes		$7,532,898	$7,685,349	$7,581,134

MENDIK REAL ESTATE LIMITED PARTNERSHIP
(a New York limited partnership)
and Consolidated Venture
Schedule XI - Real Estate and Accumulated Depreciation
December 31, 1993

                                          Cost
                                          Capitalized
               Initial Cost               Subsequent To                          Gross Amount at Which
               To Partnership (A)         Acquisition                            Carried At Close Of Period (B)
	       ------------------------   ---------------------                --------------------------------------

                                          Buildings              Buildings                               Buildings
                                          And                    And           Write-down                And
Description    Encumbrances  Land         Improvements  Land     Improvements  Adjustment(C) Land        Improvements Total (2)


Commercial
Properties:
Partnership
owned:
500/600
Mamaroneck
Avenue,
Harrison, NY   $ 4,542,677   $         -  $ 21,282,805  $     -  $ 8,891,588  $      -       $    -      $ 30,174,393  $ 30,174,393
Consolidated
Venture:
Two Park
Avenue
New York
City, NY  	75,000,000    27,140,745   130,411,744   (3,661)  39,669,017         -         27,137,084  170,080,761  197,217,845

               $79,542,677   $27,140,745  $151,694,549  $(3,661) $48,560,605 $       -        $27,137,084 $200,255,154 $227,392,238
Properties
held for
disposition:
Partnership
owned:

1351
Washington
Blvd,
Stamford,
CT             $12,500,000   $2,740,707   $ 28,403,696  $44,468  $ 9,851,223 $(31,890,094)    $   621,285 $ 8,528,715  $  9,150,000

330 West
34th Street
New York
City, NY        15,000,000            -     35,611,400        -    9,211,091  (35,022,491)              -   9,800,000     9,800,000

               $27,500,000   $2,740,707   $ 64,015,096  $44,468  $19,062,314 $(66,912,585)    $   621,285  $18,328,715  $18,950,000

CONTINUED                                                Life on Which
                                                         Depreciation in
Commercial                                               Latest Income
Properties:                                              Statements
Partnership    Accumulated   Date of      Date Acquired  is
owned:         Depreciation  Construction                computed
500/600
Mamaroneck
Avenue,
Harrison, NY   $ 8,375,855   1969/1973    9/04/86       25 years

Consolidated
Venture:
Two Park
Avenue
New York
City, NY       $36,199,898   1930         9/18/87       35 years

               $44,575,753
Commercial
Properties
held for
disposition:
Partnership
owned:
1351
Washington
Blvd,
Stamford,
CT             $         -    1971         11/01/85     25 years

330 West
34th Street
New York
City, NY                 -    1925          4/23/87     25 years

               $         -

(A) The initial cost of the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to the acquisition which were contemplated. The initial cost included the purchase paid by the Partnership and acquisition fees and expenses.

(B) The aggregate costs of real estate at December 31, 1993 and 1992 for Federal income tax purposes is $117,291,806 and $115,456,751, respectively.

(C) During 1993 and 1992, the Partnership recognized a write-down in the book values of the 1351 and 34th Street Properties totalling $4,240,608 and $43,166,559, respectively. The net book value adjusted for the write-down, becomes the new carrying value for the property.

MENDIK REAL ESTATE LIMITED PARTNERSHIP

(a New York limited partnership)
and Consolidated Venture
Schedule XI - Real Estate and Accumulated Depreciation (continued)
December 31, 1993


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1993, 1992 and 1991.

Real Estate investments:
                    		1993           	1992     	1991
Beginning of year       	$250,087,155    $308,743,581    $305,315,541
Additions         		   2,845,613       3,408,765       3,498,245
Write-down adjustment         	  (5,404,498)    (61,508,087)              -
Deletions         		  (1,186,032)       (557,104)        (70,205)
End of year     		$246,342,238    $250,087,155    $308,743,581
Accumulated Depreciation:
Beginning of year       	 $37,519,673     $44,749,922     $33,008,707
Depreciation expense          	   9,406,002      11,668,383      11,811,420
Write-down adjustment    	  (1,163,890)    (18,341,528)              -
Deletions        		  (1,186,032)       (557,104)        (70,205)
End of year     		 $44,575,753 	 $37,519,673 	 $44,749,922