Form 10-Q
period 1994-03-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1994-05-17
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q

(Mark One)
 X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

	OR

    	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-15463


	MENDIK REAL ESTATE LIMITED PARTNERSHIP
	(Exact name of registrant as specified in its charter)


	New York				11-2774249
(State or other jurisdiction of			(I.R.S. Employer
 Incorporation or organization)	 		identification No.)

3 World Financial Center, New York, NY		  10285
(Address of principal executive offices)	(Zip code)

	(212) 526-3237
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


					INDEX

								Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at
		March 31, 1994 and December 31, 1993		3

		Consolidated Statements of Operations
		for the three months ended
		March 31, 1994 and 1993				4

		Consolidated Statement of Partners' Capital
		(Deficit) for the three months ended
		March 31, 1994 					5

		Consolidated Statements of Cash Flows for
		the three months ended March 31, 1994 and 1993	6

		Notes to the Consolidated Financial Statements	7

	Item 2. Management's Discussion and Analysis of
		Financial Condition and Results of Operations	8


PART II	OTHER INFORMATION

	Items 1-6						12

	Signatures						13


Consolidated Balance Sheets

					March 31,	December 31,
Assets					1994		1993
Real estate investments, at cost:
	Land				$ 27,137,084	$ 27,137,084
	Buildings and improvements	 198,262,083	 200,255,154

					 225,399,167	 227,392,238
Less-accumulated depreciation		 (43,890,327)	 (44,575,753)

					 181,508,840	 182,816,485

Properties held for disposition		  19,184,579	  18,950,000
Less-accumulated depreciation		    (242,652)		   -

					  18,941,927	  18,950,000

Cash and cash equivalents		   9,627,066	  10,346,684
Restricted cash				   1,032,429	   2,390,734
Rents and other receivables (includes
deferred rent receivable of
$14,419,612 in 1994 and $14,366,146
in 1993)                         	  15,275,098	  15,162,790
Prepaid expenses 			      26,861	      26,861
Other assets, net of accumulated
amortization of	$4,859,487 in 1994
and $5,035,517 in 1993			  10,039,996	   8,104,716

		Total Assets	        $236,452,217	$237,798,270


Liabilities and Partners' Capital (Deficit)

Liabilities:
	Accounts payable and accrued
	expenses			$  2,076,957	$  1,335,734
	Due to affiliates		     895,799	   1,349,919
	Security deposits payable	     999,534	   1,007,873
	Accrued interest payable	   2,453,318	   2,090,609
	Mortgage and notes payable	 107,180,836	 107,042,677
	Deferred interest payable	     798,777	     798,777

		Total Liabilities	 114,405,221	 113,625,589

Minority interest			  42,519,230	  42,946,374

Partners' Capital (Deficit):
	General Partners		  (1,442,345)	  (1,425,360)
	Special Limited Partner             (471,998)	    (471,998)
	Limited Partners	 	  81,442,109	  83,123,665

		Total Partners' Capital	  79,527,766	  81,226,307

Total Liabilities and
Partners' Capital 		        $236,452,217	$237,798,270


Consolidated Statements of Operations
For the three months ended March 31, 1994 and 1993

Income					      1994		1993
Rent					$ 8,355,166	$  8,344,053
Interest				     68,123	      54,355

	Total Income			  8,423,289	   8,398,408

Expenses

Property operating			  5,369,103	   5,326,578
Depreciation and amortization		  2,666,723	   2,586,988
Interest			          2,418,345	   2,470,564
General and administrative		     94,803	     141,169

	Total Expenses			 10,548,974	  10,525,299

Loss before minority interest 	  	 (2,125,685)	  (2,126,891)
Minority interest in loss of
   consolidated venture			    427,144	     452,465

	Net Loss			$(1,698,541)	$ (1,674,426)

Net Loss Allocated:

To the General Partners			$   (16,985)	$    (16,744)
To the Limited Partners	 		 (1,681,556)	  (1,657,682)

					$(1,698,541)	$ (1,674,426)

Per limited partnership unit
	(395,169) outstanding 		$     (4.26)	$      (4.19)


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1994


						  Special
			Limited	     General	  Limited	Total
			Partners'    Partners'	  Partner's     Partners'
			Capital	     Deficit	  Deficit	Capital
Balance at
December 31, 1993  	$83,123,665  $(1,425,360) $(471,998)    $81,226,307
Net loss		 (1,681,556)	 (16,985)	  -	 (1,698,541)

Balance at
March 31, 1994		$81,442,109  $(1,442,345) $(471,998)	$79,527,766


Consolidated Statements of Cash Flows
For the three months ended March 31, 1994 and 1993

Cash Flows from Operating Activities:		 1994		1993
Net loss				         $(1,698,541)   $(1,674,426)
Adjustments to reconcile net
loss to net cash provided by (used for)
operating activities:
	Depreciation and amortization		   2,666,723	  2,586,988
	Minority interest in loss of
	consolidated venture			    (427,144)	   (452,465)
	Increase (decrease) in cash arising
	from changes in operating assets
	and liabilities:
		Restricted cash			   1,358,305	    (23,479)
		Rent and other receivables	    (112,308)	    980,506
		Other assets	 		  (2,379,275)	 (2,743,813)
		Accounts payable and accrued
		expenses			     741,223	   (930,050)
		Due to affiliates		    (454,120)	    278,326
		Security deposits payable	      (8,339)	      5,090
		Accrued interest payable	     362,709	   (284,551)
		Deferred interest payable		   -	     14,142

Net cash provided by (used for)
operating activities				      49,233	 (2,243,732)

Cash Flows from Investing Activities:

	Additions to real estate assets		    (907,010)	   (266,019)

Net cash used for investing activities		    (907,010)	   (266,019)

Cash Flows from Financing Activities:

	Proceeds from mortgage note payable	     138,159	    671,384

Net cash provided by financing activities	     138,159	    671,384

Net decrease in cash and cash equivalents	    (719,618)	 (1,838,367)
Cash and cash equivalents at beginning of period  10,346,684	 10,429,370

Cash and cash equivalents at end of period	 $ 9,627,066    $ 8,591,003

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest     	 $ 2,055,636   $  2,740,973



Notes to the Consolidated Financial Statements

The unaudited financial statements presented should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to fairly present the statement of financial position as of March 31, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1993, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


The Stamford Property

Effective January 1, 1994, the Partnership executed a ten-year lease extension with D&B Computing Services Inc. ("D&B") for approximately 43,000 square feet in 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"). However, the new rental rate D&B is paying represents a substantial reduction from the rate paid previously, reflecting current market conditions in Stamford. As a result of the decline in the property's cash flow, the Partnership was unable to make full payment of debt service due on February 10, 1994, March 10, 1994, April 10, 1994 and May 10, 1994 with respect to the $12.5 million non-recourse first mortgage loan to which the Stamford Property is subject (the "Stamford Loan"). Consequently, the Partnership is in default under the terms of the Stamford Loan. The General Partners are now attempting to sell the Stamford Property. In addition, the General Partners are seeking a short-term agreement from the lender, pursuant to which the lender would forbear from exercising its remedies under the Stamford Loan and Mendik Realty would continue to defer its management fees and leasing commissions with respect to the Stamford Property. The Partnership would then continue efforts to sell the Stamford Property or refinance the Stamford Loan during the forbearance period. However, in light of the fact that the appraised value of the Stamford Property at December 31, 1993 was less than the mortgage, and the lender is unlikely to accept a pay off of its mortgage at a discount, it is unlikely that a sale or refinancing, if achieved, would result in any cash proceeds being available for distribution. If the Partnership were unable to pay off the Stamford Loan within the forbearance period, the Partnership would transfer the deed in lieu of a foreclosure in order to provide an orderly and efficient transfer of title to the Stamford Property to the lender. Should title to the Stamford Property ultimately be transferred to the lender, it would result in the loss of the Partnership's investment in the Property.



Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of 1994, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from seven sources: (i) positive cash flow generated by the approximately 60% joint venture interest in the Property located at Two Park Avenue, New York, New York (the "Park Avenue Property") and the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center"), (ii) Partnership reserves, (iii) funds provided by certain unsecured loans and the deferral of property management fees by certain affiliates of the General Partners, (iv) additional borrowings from the $6.5 million non-recourse line of credit (the "Saxon Woods Line of Credit") secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center, (v) a portion of the $1.25 million security deposit maintained by the unaffiliated ground lessor for the Property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (vi) the release of approximately $1 million of the lockbox funds required by The First National Bank of Chicago ("FNBC") pursuant to the terms of the Forbearance Agreement with the 34th Street Property and (vii) the release of the escrowed funds amounting to approximately $280,000 required by New York Life Insurance Company ("New York Life") pursuant to the previously restructured Stamford Loan. It is expected that the availability of funds from certain of these sources will be reduced in the future.

Park Avenue Property - Although the Partnership has continued to lease space at the Property, with the continuing softness in the real estate market, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980s. The Property's cash flow, however, is expected to remain stable for the foreseeable future because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership.

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

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1994. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate Center which as of December 31, 1993 was $15 million. The loan agreement provides that all available cash flow from the Property will be used for expenses incurred at the Property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which partially will be funded by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the Property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. There can be no assurance that the Property's appraised value will increase in the future which would enable the Partnership to borrow additional funds. As of March 31, 1994, the Partnership had borrowed $4,680,836 under the Saxon Woods Line of Credit. The Partnership has made commitments to borrow an additional $362,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,042,836.

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

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet in the 34th Street Property. The City has the right to terminate the lease without penalty provided the City gives the Partnership one year's notice of its intent to terminate the lease. Should it terminate the lease, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million is being spent by the Partnership for tenant improvements required under the terms of the lease. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. As of March 31, 1994, virtually all of these funds had been spent or earmarked to be spent. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor in connection with the increase in the annual ground rent in 1992 to $2.25 million.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce FNBC, the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit"). Pursuant to the forbearance agreement FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. The forbearance agreement will also allow the Partnership to pay off the 34th Street Line of Credit for $6.5 million at any time through June 30, 1994, a substantial discount to the 34th Street Line of Credit's current outstanding balance and below the Property's December 31, 1993 appraised value of $9.8 million. As of March 31, 1994, there was $15 million of principal and approximately $1.5 million of accrued interest outstanding on the 34th Street Line of Credit. Also through June 30, 1994, the Partnership will be permitted to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the forbearance agreement went into effect, the Partnership has not made any interest payments to FNBC.

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

The General Partners are seeking to obtain either debt or equity financing even if such financing would entail the Partnership's transferring all or a portion of its interest in the Property to the party providing the financing. In the event the Partnership obtains from a third party an offer to provide financing of less than the $6.5 million required by FNBC, the Partnership would explore with FNBC a pay off at a further discount. Should the Partnership be unable to pay off the 34th Street Line of Credit by June 30, 1994, the forbearance agreement provides that the Partnership will assign its interest in the Property and in the ground lease to the Property to FNBC, at FNBC's election, in lieu of foreclosure. However, the General Partners currently are discussing a short-term extension of the forbearance period with FNBC.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty Company, Inc. ("Mendik Realty") voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Both of these provisions will remain in effect pursuant to the terms of the forbearance agreement with FNBC.

The forbearance agreement requires the Partnership to deposit all receipts from the Property into a lockbox at FNBC. FNBC will approve all releases from the lockbox to fund Property costs. As of March 31, 1994, approximately $18,000 was in the lockbox account maintained at FNBC. The majority of the balance of approximately $1 million at December 31, 1993 was utilized to fund real estate taxes, insurance, tenant improvements and property operating expenses in the first quarter of 1994.

Stamford Property - The Partnership previously restructured the loan secured by the Stamford Property in 1991. As part of the terms of the restructured loan, Mendik Corporation and an affiliate of NY Real Estate Services 1 Inc. ("NYRES1") loaned $50,000 and $110,000, respectively, to the Partnership in each of 1991, 1992 and 1993. The loans were required to be deposited in an escrow account. During the first quarter of 1994, the balance of these funds totalling approximately $280,000 were transferred to operating cash to be used to pay costs and expenses related to the Stamford Property. As part of the restructured agreement, Mendik Realty also agreed to defer its management fees of approximately $70,000 a year in connection with the Stamford Property in each of calendar years 1991, 1992 and 1993.

The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford real estate market would recover and that, as leases at the Property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market has continued to deteriorate resulting in a further erosion of market lease rates. While the cash flow from the Stamford Property, together with the loans by Mendik Corporation and an affiliate of NYRES1 and the management fee deferrals by Mendik Realty, were sufficient to cover the Property's operating expenses and debt service obligations in 1993, due to a decline in the Property's revenue following the extension of D&B Computing Services Inc.'s ("D&B") lease, the Partnership failed to make full payment of debt service due February 10, 1994, March 10, 1994, April 10, 1994 and May 10, 1994 with respect to the Stamford Loan. In order to preserve its limited working capital reserves, the Partnership currently does not intend to fund any operating shortfalls out of reserves. As a result of the Partnership's failure to make these interest payments, the Partnership is in default under the terms of the Stamford Loan and the property's lender, New York Life, may elect to exercise its remedies under the loan agreement including accelerating the maturity date of the principal balance of the loan and electing to foreclose on its mortgage. The General Partners are now attempting to sell the Stamford Property. In addition, the General Partners are seeking a short-term agreement from New York Life, pursuant to which New York Life would forbear from exercising its remedies under the Stamford Loan and Mendik Realty would continue to defer its management fees and leasing commissions with respect to the Property. The Partnership would then continue efforts to sell the Property or refinance the loan during the forbearance period. However, in light of the fact that the appraised value of the Property at December 31, 1993 was less than the mortgage, and New York Life is unlikely to accept a pay off of its mortgage at a discount, it is unlikely that such a sale or refinancing, if achieved, would result in any cash proceeds being available for distribution to the Partners. If the Partnership were unable to sell the Property and pay off the Stamford Loan within the forbearance period, the Partnership would transfer the deed in lieu of a foreclosure in order to provide an orderly and efficient transfer of title to the Property to New York Life.

During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property and the Stamford Property on a long-term basis. As a result, the Partnership determined to account for each Property as held for disposition. Accordingly, as of December 31, 1993, the carrying value of these properties were reduced to the lower of their depreciated cost or estimated market value. At March 31, 1994 the carrying value of the 34th Street Property increased slightly due to tenant improvements.

Cash Reserves - The Partnership's consolidated cash reserves decreased by $719,618 to $9,627,066 at March 31, 1994 from $10,346,684 at December 31, 1993.
During the first quarter of 1994, approximately $907,000 was expended for property improvements at the Park Avenue and 34th Street Properties, and Saxon Woods Corporate Center. In addition to cash reserves, these expenditures were funded by approximately $138,000 in additional borrowings under the Saxon Woods Line of Credit and approximately $49,000 of cash flow from operations.

Other assets increased primarily due to prepaid real estate taxes and prepaid insurance for all four properties.

Accounts payable and accrued expenses increased primarily due to the timing of accounts payable payments and to property improvements accrued at the Park Avenue Property and 34th Street Property. Accrued interest payable increased primarily due to first quarter 1994 accruals of interest on the Stamford Property and 34th Street Property.


Results of Operations
During the quarter ended March 31, 1994, the Partnership realized operating income before non-cash expenses, on a consolidated basis, of approximately $541,000 as compared to operating income of approximately $460,000 for the corresponding period in 1993.

The Partnership sustained a net loss after depreciation and amortization of $1,698,541 for the quarter ended March 31, 1994 as compared to $1,674,426 for the same period in 1993.

Consolidated rental income for the quarter ended March 31, 1994 was virtually unchanged from the corresponding period in 1993 as the income from the new leases signed in the Saxon Woods Corporate Center was mostly offset by a decline in rental income from the Two Park Avenue property that resulted from leases being renewed at lower market rental rates.

Consolidated property operating expenses for the first quarter of 1994 were virtually unchanged from the corresponding period in 1993. Despite improvements made to the Properties, depreciation and amortization remained relatively stable from the 1993 period to the 1994 period due to the write off of fully depreciated assets and the decline in the carrying values of the 330 West 34th Street and Stamford properties.

Leased space at each of the properties as of March 31, 1994 and 1993 were as follows: Park Avenue property - 92% vs. 90%; Saxon Woods Corporate Center, 550 Mamaroneck - 94% vs. 85%, 600 Mamaroneck Avenue - 56% vs. 52%; 34th Street property - 64% vs. 57%; and the Stamford property - 57% vs. 60%.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits: None

	(b)	Reports on Form 8-K - No reports on Form 8-K were filed during
		the quarter ended March 31, 1994



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MENDIK REAL ESTATE LIMITED PARTNERSHIP

				BY:	NY REAL ESTATE SERVICES 1 INC.
					General Partner


Date:  May 16, 1994		BY:	s/Kenneth L. Zakin/
				Name:	Kenneth L. Zakin
				Title:	President and Director




Date:  May 16, 1994		BY:	s/Mark Sawicki/
				Name:	Mark Sawicki
				Title:	Vice President and Chief Financial
					Officer