Form 10-Q
period 1994-06-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1994-08-15
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-15463


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


        New York                                     11-2774249
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     identification No.)

3 World Financial Center, 29th Floor, New York, NY       10285
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


Consolidated Balance Sheets

                                        June 30,        December 31,
Assets                                  1994            1993

Real estate investments, at cost:
        Land                           $ 27,137,084    $ 27,137,084
	Buildings and improvements	198,675,895	200,255,154

                                        225,812,979     227,392,238
Less-accumulated depreciation           (45,813,272)    (44,575,753)

                                        179,999,707     182,816,485

Properties held for disposition          19,207,512      18,950,000
Less-accumulated depreciation              (485,502)              -

                                         18,722,010      18,950,000

Cash and cash equivalents                10,818,662      10,346,684
Restricted cash                           1,833,744       2,390,734
Rents and other receivables
(includes deferred rent receivable
 of $14,322,551 in 1994 and
 $14,366,146 in 1993)                    14,778,013      15,162,790
Prepaid expenses                             26,861          26,861
Other assets, net of accumulated
amortization of $5,266,923 in 1994
and $5,035,517 in 1993                    7,943,683       8,104,716

                Total Assets           $234,122,680    $237,798,270


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable and accrued
        expenses                       $  1,263,202    $  1,335,734
        Due to affiliates                 1,145,456       1,349,919
        Security deposits payable         1,000,910       1,007,873
        Accrued interest payable          3,282,748       2,090,609
	Mortgage and notes payable	107,180,836	107,042,677
        Deferred interest payable           798,777         798,777

		Total Liabilities	114,671,929	113,625,589

Minority interest                        42,060,842      42,946,374

Partners' Capital (Deficit):
        General Partners                 (1,463,724)     (1,425,360)
        Special Limited Partner            (471,998)       (471,998)
        Limited Partners                 79,325,631      83,123,665

                Total Partners' Capital  77,389,909      81,226,307

                Total Liabilities and
                Partners' Capital      $234,122,680    $237,798,270


Consolidated Statements of Operations


                         Three months ended             Six months ended
                              June 30,                      June 30,
Income                   1994           1993            1994          1993

Rent               $  7,935,400   $  8,589,100    $ 16,290,566  $ 16,933,153
Interest                 41,078         37,676         109,201        92,031

     Total Income     7,976,478      8,626,776      16,399,767    17,025,184

Expenses

Property operating    4,977,725      5,393,574      10,346,828    10,720,152
Depreciation and
amortization          2,685,677      2,640,067       5,352,400     5,227,055
Interest              2,830,964      2,545,291       5,249,309     5,015,855
General and
administrative           78,357        113,652         173,160       254,821

     Total Expenses  10,572,723     10,692,584      21,121,697    21,217,883

Loss before minority
interest             (2,596,245)    (2,065,808)     (4,721,930)   (4,192,699)
Minority interest
in loss of
consolidated venture    458,388        309,043         885,532       761,508

    Net Loss       $ (2,137,857)  $ (1,756,765)   $ (3,836,398) $ (3,431,191)

Net Loss Allocated:

To the General
Partners           $    (21,379)  $    (17,568)   $    (38,364) $    (34,312)
To the Limited
Partners             (2,116,478)    (1,739,197)     (3,798,034)   (3,396,879)

                   $ (2,137,857)  $ (1,756,765)   $ (3,836,398) $ (3,431,191)

Per limited
partnership unit
(395,169) outstanding   $ (5.35)       $ (4.40)        $ (9.61)      $ (8.60)


Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1994


                                                      Special
                         Limited        General       Limited       Total
                        Partners'      Partners'      Partner's     Partners'
                         Capital        Deficit       Deficit       Capital

Balance at
December 31, 1993    $83,123,665   $ (1,425,360)   $ (471,998)   $81,226,307
Net loss              (3,798,034)       (38,364)            -     (3,836,398)

Balance at
June 30, 1994        $79,325,631   $ (1,463,724)   $ (471,998)   $77,389,909


Consolidated Statements of Cash Flows
For the six months ended June 30, 1994 and 1993

Cash Flows from Operating
Activities:                               1994                   1993

Net loss                        $   (3,836,398)         $   (3,431,191)
Adjustments to reconcile
net loss to net cash
provided by (used for)
operating activities:
     Depreciation and amortization   5,352,400               5,227,055
     Minority interest in loss
     of consolidated venture          (885,532)               (761,508)
        Increase (decrease) in
        cash arising from changes
        in operating assets
        and liabilities:
           Restricted cash             556,990                (114,429)
           Rent and other receivables  384,777                 164,730
           Other assets               (746,615)               (841,633)
           Accounts payable
           and accrued expenses        (72,532)             (1,124,928)
           Due to affiliates          (204,463)                380,468
           Accrued interest payable  1,192,139                  38,674
           Security deposits payable    (6,963)                 19,175
           Deferred interest payable         -                  26,581

Net cash provided by (used for)
operating activities                 1,733,803                (417,006)

Cash Flows from Investing Activities:

     Additions to real estate
     assets                         (1,399,984)               (633,375)

Net cash used for investing
activities                          (1,399,984)               (633,375)

Cash Flows from Financing Activities:

     Proceeds from mortgage note
     payable                           138,159                 671,384

Net cash provided by financing
activities                             138,159                 671,384

Net increase (decrease) in cash
and cash equivalents                   471,978                (378,997)
Cash and cash equivalents at
beginning of period                 10,346,684              10,429,370

Cash and cash equivalents at
end of period                     $ 10,818,662            $ 10,050,373

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period
for interest                      $  4,057,170            $  4,950,600


Notes to the Consolidated Financial Statements

The unaudited financial statements presented should be read in conjunction with the Partnership's annual 1993 audited financial statements within form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to fairly present the statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1993, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


The Stamford Property

Effective January 1, 1994, the Partnership executed a ten-year lease extension with D&B Computing Services Inc. ("D&B") for approximately 43,000 square feet in 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"). However, the new rental rate D&B is paying represents a substantial reduction from the rate paid previously, reflecting current market conditions in Stamford. As a result of the decline in the property's cash flow, the Partnership was unable to make full payment of debt service due each month from February 10, 1994 to August 10, 1994 with respect to the $12.5 million non-recourse first mortgage loan to which the Stamford Property is subject (the "Stamford Loan"). Consequently, the Partnership is in default under the terms of the Stamford Loan. The General Partners are now attempting to sell the Stamford Property. In addition, the General Partners are negotiating a short-term agreement with the lender, pursuant to which the lender would forbear from exercising its remedies under the Stamford Loan and Mendik Realty Company, Inc. ("Mendik Realty"), an affiliate of Mendik Corporation, would continue to defer its management fees and leasing commissions with respect to the Stamford Property. The Partnership would then continue efforts to sell the Stamford Property or refinance the Stamford Loan during the forbearance period. However, in light of the fact that the appraised value of the Stamford Property at December 31, 1993 was less than the mortgage, and the lender is unlikely to accept a pay off of its mortgage at a discount, it is unlikely that a sale or refinancing, if achieved, would result in any cash proceeds being available for distribution. If the forbearance agreement is entered into and if the Partnership were unable to pay off the Stamford Loan within the proposed forbearance period, the Partnership would transfer the deed in lieu of a foreclosure in order to provide an orderly and efficient transfer of title to the Stam ford Property to the lender. Should title to the Stamford Property ultimately be transferred to the lender, it would result in the loss of the Partnership's investment in the Property.

330 West 34th Street

The forbearance agreement expired on June 30, 1994.  The General
Partners are currently finalizing documentation to extend the forbearance period with The First National Bank of Chicago, the property's lender, to December 31, 1994. The General Partners are pursuing various strategies including continuing to seek financing to buy out the nonrecourse first mortgage secured by the Partnership's leasehold interest in the Property or, alternatively, complete a sale of the Property.


Part I., Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


Liquidity and Capital Resources

Despite some limited signs of improvement, the commercial real estate market in the Greater New York Metropolitan Area remains weak. As vacancy rates have risen, increased competition among landlords has led to lower rents and increasingly generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant cost of tenant improvements required to be funded under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve the Partnership's limited resources, the General Partners have pursued a strategy intended to position each of the Partnership's four properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that Property, and, if necessary, proceeds from borrowings secured by such Property.

During the first six months of 1994, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from seven sources: (i) positive cash flow generated by the approximately 60% joint venture interest in the Property located at Two Park Avenue, New York, New York (the "Park Avenue Property") and the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center"), (ii) Partnership reserves, (iii) the deferral of property management fees by certain affiliates of the General Partners, (iv) additional borrowings from the $6.5 million non-recourse line of credit (the "Saxon Woods Line of Credit") secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (v) a portion of the $1.25 million security deposit maintained by the unaffiliated ground lessor for the Property at 330 West 34th Street, New York, New York (the "34 th Street Property") (vi) the release of approximately $1 million of the lockbox funds required by The First National Bank of Chicago ("FNBC") pursuant to the terms of the forbearance agreement with the 34th Street Property (see below) and (vii) the release of the escrowed funds amounting to approximately $280,000 required by New York Life Insurance Company ("New York Life") pursuant to the previously restructured Stamford Loan. It is expected that the availability of funds from certain of these sources will be reduced in the future.

Park Avenue Property - Although the Partnership has continued to lease space at the Property, with the continuing softness in the real estate market, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980s. The Property's cash flow, however, is expected to remain stable for the foreseeable future because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership. The costs of leasing space at the Property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. The General Partners anticipate that, if the new leases currently under negotiation are signed, virtually all of the Property's cash reserves will be utilized by year-end 1994. However, it is expected that these leases ultimately will increase the Prope rty's cash flow which cash flow will be available to establish future reserves.

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

Saxon Woods Corporate Center - The Partnership expects that cash flow from the
 Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1994. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement which prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate Center which as of December 31, 1993 was $15 million. The loan agreement provides that all available cash flow from the Property will be used for expenses incurred at the Property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be funded in part by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the Property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. There can be no assurance that the Property's appraised value will increase in the future which would enable the Partnership to borrow additional funds. As of June 30, 1994, the Partnership had borrowed $4,680,836 under the Saxon Woods Line of Credit. The Partnership has made commitments to borrow an additional $362,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,042,836.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in September 1996. The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan or to seek refinancing. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all.

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet (45% of the Property's total leasable space) in the 34th Street Property. The City has the right to terminate the lease without penalty provided the City gives the Partnership one year's notice of its intent to terminate the lease. However, should it terminate the lease, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million was spent by the Partnership for tenant improvements required under the terms of the lease. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor in connection with the increase in the annual ground rent in 1992 to $2.25 million.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce FNBC, the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit"). Pursuant to the forbearance agreement FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. The forbearance agreement also allowed the Partnership to pay off the 34th Street Line of Credit for $6.5 million at any time through June 30, 1994, a substantial discount to the 34th Street Line of Credit's current outstanding balance and below the Property's December 31, 1993 appraised value of $9.8 million. As of June 30, 1994, there was $15 million of principal and approximately $1.7 million of accrued interest outstanding on the 34th Street Line of Credit. Also through June 30, 1994, the Partnership was permitted to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the forbearance agreement went into effect, the Partnership has not made any interest payments to FNBC. The General Partners are currently finalizing documentation to extend the forbearance period with FNBC to December 31, 1994.

The forbearance agreement with FNBC provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at the same time establishing a cost-effective means to ensure an orderly and efficient transfer of the Property to FNBC in the event the 34 Street Line of Credit cannot be paid off. The Partnership has no assurances that it will be able to obtain the financing necessary to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors including general market conditions. Chief among these is the fact that many traditional sources of real estate financing such as banks, insurance companies and pension funds have dramatically curtailed their investment in commercial office properties. Consequently, only a limited number of investors is likely to be available, further hampering the Partnership's ability to secure a refinancing. Should the Partnership be unable to complete a refinancing, it will likely result in the loss of the Partnership's investment in the Property.

The General Partners are seeking to obtain either debt or equity financing even if such financing would entail the Partnership's transferring all or a portion of its interest in the Property to the party providing the financing. In the event the Partnership obtains from a third party an offer to provide financing of less than the $6.5 million required by FNBC, the Partnership would explore with FNBC a pay off at a further discount. Should the Partnership be unable to pay off the 34th Street Line of Credit by the new deadline or a further extension is not obtained, the forbearance agreement provides that the Partnership will assign its interest in the Property and in the ground lease to the Property to FNBC, at FNBC's election, in lieu of foreclosure.

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

The forbearance agreement requires the Partnership to deposit all receipts from the Property into a lockbox at FNBC. FNBC will approve all releases from the lockbox to fund Property costs. As of June 30, 1994, approximately $817,000 was in the lockbox account maintained at FNBC.

Stamford Property - The Partnership previously restructured the nonrecourse loan secured by the Stamford Property in 1991. As part of the terms of the restructured loan, Mendik Corporation and an affiliate of NY Real Estate Services 1 Inc. ("NYRES1") loaned $50,000 and $110,000, respectively, to the Partnership in each of 1991, 1992 and 1993. The loans were required to be deposited in an escrow account. During the first quarter of 1994, the balance of these funds totalling approximately $280,000 was transferred to operating cash to be used to pay costs and expenses related to the Stamford Property. As part of the restructured agreement, Mendik Realty also agreed to defer its management fees of approximately $70,000 a year in connection with the Stamford Property in each of calendar years 1991, 1992 and 1993.

The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford real estate market would recover and that, as leases at the Property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market continued to deteriorate resulting in a further erosion of market lease rates. While the cash flow from the Stamford Property, together with the loans by Mendik Corporation and an affiliate of NYRES1 and the management fee deferrals by Mendik Realty, were sufficient to cover the Property's operating expenses and debt service obligations in 1993, due to a decline in the Property's revenue following the extension of D&B Computing Services Inc.'s ("D&B") lease , the Partnership failed to make full payment of debt service due February 10, 1994 through August 10, 1994 with respect to the Stamford Loan.
In order to preserve its limited working capital reserves, the Partnership currently does not intend to fund any operating shortfalls out of reserves. As a result of the Partnership's failure to make these interest payments, the Partnership is in default under the terms of the Stamford Loan and the property's lender, New York Life, may elect to exercise its remedies under the loan agreement including accelerating the maturity date of the principal balance of the loan and electing to foreclose on its mortgage As a result of the default on the Stamford Loan, the interest rate increased to 15% per annum from 10.3% per annum. The General Partners are now negotiating a short-term agreement with New York Life, pursuant to which New York Life would forbear from exercising its remedies under the Stamford Loan and Mendik Realty would continue to defe r its management fees and leasing commissions with respect to the Property. The Partnership would then continue its efforts to sell the Property or refinance the loan during the forbearance period. However, in light of the fact that the appraised value of the Property at December 31, 1993 was less than the mortgage, and New York Life is unlikely to accept a pay off of its mortgage at a discount, it is unlikely that such a sale or refinancing, if achieved, would result in any cash proceeds being available for distribution to the Partners. If the Partnership were unable to sell the Property and pay off the Stamford Loan within the forbearance period, the Partnership would transfer the deed in lieu of a foreclosure in order to provide an orderly and efficient transfer of title to the Property to New York Life.

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

Cash Reserves - The Partnership's consolidated cash reserves increased by $471,978 to $10,818,662 at June 30, 1994 from $10,346,684 at December 31, 1993.
During the six months ended June 30, 1994, approximately $1.4 million was expended for property improvements at the Park Avenue and 34th Street Properties, and Saxon Woods Corporate Center. These expenditures were funded by approximately $138,000 in additional borrowings under the Saxon Woods Line of Credit and a portion of the $1.7 million in cash flow from operations generated during the first six months of 1994.

Due to affiliates decreased primarily due to the advance payment of contract services to an affiliate at June 30, 1994 as compared with December 31, 1993. Accrued interest payable increased primarily due to 1994 interest accruals on the 1351 Washington Boulevard and 330 West 34th Street Properties.

Results of Operations

For the three and six months ended June 30, 1994, the Partnership realized operating income before non-cash expenses, on a consolidated basis, of approximately $89,000 and $630,000 as compared to operating income of approximately $574,000 and $1,034,000 for the corresponding periods in 1993. The decrease in operating income is primarily attributable to declines in consolidated rental income and increases in interest expense. The Partnership sustained net losses after depreciation and amortization of approximately $2 million and $3.8 million for the three and six months ended June 30, 1994 as compared to approximately $1.8 million and $3.4 million for the same periods in 1993.

Rental income for the three and six months ended June 30, 1994 was $7,935,400 and $16,290,566, respectively, compared to $8,589,100 and $16,933,153, respectively, for the corresponding periods in 1993. The decreases in rental income for the three and six month periods are primarily due to the following:
(i) establishing a bad debt reserve related to 1994 rent receivables due from two tenants at the Park Avenue Property, whereas for the three and six months ended June 30, 1993, no reserves were necessary for these tenants; (ii) a decline due to the expiration of leases at the Park Avenue Property; and (iii) a decline due to the lower renewal rate of a significant lease executed January 1, 1994 at the Stamford Property.

Property operating expenses for the three and six months ended June 30, 1994 decreased from the corresponding periods in 1993 due primarily to reduced real estate taxes resulting from decreases in assessed property values on the Park Avenue Property, 34th Street Property and the Saxon Woods Corporate Center. These reductions were partially offset by increases in utilities, repairs and maintenance, and professional fees.

Despite the addition of capitalized improvements to the Properties, depreciation and amortization was virtually unchanged from 1993 to 1994 due to fully depreciated assets and the decline in the carrying values of the 34th Street Property and Stamford Property.

Interest expense increased primarily due to the default on the Stamford Loan which resulted in an increase in the interest rate from 10.3% per annum to 15% per annum. To a lesser extent, additional borrowings on the Saxon Woods Line of Credit contributed to the increases.

General and administrative expenses decreased for the three and six months ended June 30, 1994 as compared with the same periods in 1993 due primarily to reduced legal costs.

The percentage of leased space at each of the properties as of June 30, 1994 and 1993 were as follows: Park Avenue property - 89% vs. 90%; Saxon Woods Corporate Center, 550 Mamaroneck - 94% vs. 87%, 600 Mamaroneck Avenue - 56% vs. 56%; 34th Street property - 64% vs. 59%; and the Stamford property - 57% vs. 56%.


PART II	OTHER INFORMATION


Items 1-4	Not applicable.

Item 5          Other information.

                Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, New York Real Estate Services 1 Inc., a general partner, is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits: None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MENDIK REAL ESTATE LIMITED PARTNERSHIP

                                BY:     NY REAL ESTATE SERVICES 1 INC.
                                        General Partner


Date:  August 15, 1994		BY:	s/Kenneth L. Zakin/
                                Name:   Kenneth L. Zakin
                                Title:  President and Director




Date:  August 15, 1994		BY:	s/Mark Sawicki/
                                Name:   Mark Sawicki
                                Title:  Vice President and Chief Financial
                                        Officer