Form 10-Q
period 1994-09-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1994-11-14
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                        FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994


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


Consolidated Balance Sheets

                                      September 30,       December 31,
Assets                                        1994               1993

Real estate investments,
at cost:
  Land                               $  27,137,084      $  27,137,084
  Buildings and improvements           199,285,930        200,255,154
                                       -----------        -----------
                                       226,423,014        227,392,238
Less-accumulated depreciation          (47,559,116)       (44,575,753)
                                       -----------        -----------
                                       178,863,898        182,816,485
                                       -----------        -----------
Properties held for disposition         19,469,640         18,950,000
Less-accumulated depreciation             (809,493)                 -
                                       -----------        -----------
                                        18,660,147         18,950,000
                                       -----------        -----------

Cash and cash equivalents                9,505,111         10,346,684
Restricted cash                          1,600,618          2,390,734
Rents and other receivables
(net of allowance for
doubtful accounts of $569,387
in 1994 and $211,291 in 1993)              491,401            796,644
Deferred rent receivable                14,426,161         14,366,146
Other assets, net of accumulated
amortization of $5,558,130 in
1994 and $5,035,517 in 1993              9,868,343          8,131,577
                                       -----------        -----------
                Total Assets         $ 233,415,679      $ 237,798,270
                                       ===========        ===========

Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable and
        accrued expenses              $  1,937,641      $   1,335,734
        Due to affiliates                1,426,541          1,349,919
        Security deposits payable        1,037,437          1,007,873
        Accrued interest payable         4,071,142          2,090,609
        Mortgage and notes payable     107,180,836        107,042,677
        Deferred interest payable          798,777            798,777
                                       -----------        -----------
                Total Liabilities      116,452,374        113,625,589
                                       -----------        -----------
Minority interest                       41,682,810         42,946,374
                                       -----------        -----------
Partners' Capital (Deficit):
        General Partners                (1,484,818)        (1,425,360)
        Special Limited Partner           (471,998)          (471,998)
        Limited Partners                77,237,311         83,123,665
                                       -----------        -----------
                Total Partners'
                Capital                 75,280,495         81,226,307
                                       -----------        -----------
                Total Liabilities and
                Partners' Capital     $233,415,679      $ 237,798,270
                                       ===========        ===========

Consolidated Statements of Operations

                        Three months ended           Nine months ended
                           September 30,                September 30,
Income                    1994           1993            1994           1993

Rent, net of
allowance for
doubtful accounts $  8,341,198   $  8,987,818    $ 24,631,764   $ 25,920,971
Interest                99,490         52,658         208,691        144,689
                   -----------    -----------     -----------    -----------
   Total Income      8,440,688      9,040,476      24,840,455     26,065,660
                   -----------    -----------     -----------    -----------
Expenses

Property operating   5,435,509      5,372,706      15,782,337     16,092,858
Depreciation and
amortization         2,585,381      2,624,931       7,937,781      7,851,986
Interest             2,805,416      2,575,859       8,054,725      7,591,714
General and
administrative         101,828         95,675         274,988        350,496
                   -----------    -----------     -----------    -----------
   Total Expenses   10,928,134     10,669,171      32,049,831     31,887,054
                   -----------    -----------     -----------    -----------
Loss before
minority interest   (2,487,446)    (1,628,695)     (7,209,376)    (5,821,394)
Minority interest
in loss of
consolidated venture   378,032        453,556       1,263,564      1,215,064
                   -----------    -----------     -----------    -----------
   Net Loss       $ (2,109,414)  $ (1,175,139)   $ (5,945,812)  $ (4,606,330)
                   ===========    ===========     ===========    ===========
Net Loss Allocated:

To the General
Partners          $    (21,094)  $    (11,751)   $    (59,458)  $    (46,063)
To the Limited
Partners            (2,088,320)    (1,163,388)     (5,886,354)    (4,560,267)
                   -----------    -----------     -----------    -----------
                  $ (2,109,414)  $ (1,175,139)   $ (5,945,812)  $ (4,606,330)
                   ===========    ===========     ===========    ===========
Per limited
partnership unit
(395,169)
outstanding            $ (5.29)       $ (2.94)       $ (14.90)      $ (11.54)
                   ===========    ===========     ===========    ===========


Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1994

                                      Special
                       Limited        General         Limited          Total
                      Partners'      Partners'      Partner's       Partners'
                       Capital        Deficit         Deficit        Capital

Balance at
December 31, 1993  $83,123,665   $ (1,425,360)    $  (471,998)   $81,226,307
Net loss            (5,886,354)       (59,458)              -     (5,945,812)
                    ----------     ----------      ----------     ----------
Balance at
September 30, 1994 $77,237,311   $ (1,484,818)    $  (471,998)   $75,280,495
                    ==========     ==========      ==========     ==========


Consolidated Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating
Activities:                                      1994               1993

Net loss                                $  (5,945,812)     $  (4,606,330)
Adjustments to reconcile
net loss to net cash
provided by (used for)
operating activities:
    Depreciation and amortization           7,937,781          7,851,986
        Provision for losses on
        rents and other receivables           358,096                  -
        Minority interest in loss
        of consolidated venture            (1,263,564)        (1,215,064)
        Increase (decrease) in
        cash arising from changes
        in operating assets
        and liabilities:
                Restricted cash               790,116          1,095,504
                Rent and other
                receivables                   (52,853)           599,922
                Deferred rent
                receivable                    (60,015)          (823,123)
                Other assets               (2,941,206)        (3,096,852)
                Accounts payable
                and accrued expenses          601,907           (996,755)
                Due to affiliates              76,622            464,500
                Accrued interest payable    1,980,533            168,496
                Security deposits payable      29,564             19,175
                Deferred interest payable           -             39,142
                                          -----------        -----------
Net cash provided by (used for)
operating activities                        1,511,169           (499,399)
                                          -----------        -----------
Cash Flows from Investing Activities:

        Additions to real estate assets    (2,490,901)        (1,661,029)
                                          -----------        -----------
Net cash used for investing activities     (2,490,901)        (1,661,029)
                                          -----------        -----------
Cash Flows from Financing Activities:

        Proceeds from mortgage
        note payable                          138,159          1,069,431
                                          -----------        -----------
Net cash provided by financing activities     138,159          1,069,431
                                          -----------        -----------
Net decrease in cash and cash equivalents    (841,573)        (1,090,997)
Cash and cash equivalents at beginning
of period                                  10,346,684         10,429,370
                                          -----------        -----------
Cash and cash equivalents at end
of period                               $   9,505,111      $   9,338,373
                                          ===========        ===========
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period
for interest                            $   6,074,192      $   7,384,076
                                          ===========        ===========


Notes to the Consolidated Financial Statements

The unaudited financial statements presented should be read in conjunction with the Partnership's annual 1993 audited financial statements within form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to fairly present the statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain prior year amounts have been reclassified to conform with the financial statement presentation used in 1994.

The following significant events have occurred, subsequent to fiscal year 1993, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


The Stamford Property

        Effective January 1, 1994, the Partnership executed a ten-year lease extension with a tenant for approximately 43,000 square feet in 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"). The new rental rate this tenant is paying represents a substantial reduction from the rate paid previously, reflecting current market conditions in Stamford. In addition, a major lease for 37,400 square feet with another tenant in the property expired on June 30, 1994 and the tenant has signed a renewal lease for only 3,500 square feet.

        As a result of the decline in the property's cash flow, the Partnership was unable to make full payment of debt service due each month from February 10, 1994 to November 10, 1994 with respect to the non-recourse first mortgage loan to which the Stamford Property is subject (the "Stamford Loan"). Consequently, approximately $14.7 million of principal and accrued and deferred interest was outstanding on the Stamford Loan at September 30, 1994. As a result of the Partnership's failure to make full debt service payments, the Partnership is in default under the terms of the Stamford Loan. The Partnership has been unsuccessful in its attempt to sell the property at a price sufficient to pay off the mortgage. As a result, the General Partners are now preparing an agreement with the lender pursuant to which title to the property would be transferred to the lender in early 1995. When the property is transferred to the lender, it will result in the loss of the Partnership's investment in the property. Mendik Realty Company, Inc., an affiliate of Mendik Corporation, continues to defer its management fees and leasing commissions with respect to the Stamford Property.


330 West 34th Street

        On August 15, 1994 an extension of the forbearance agreement was entered into with The First National Bank of Chicago ("FNBC"), the property's lender, extending the forbearance period from June 30, 1994 to December 31, 1994. The General Partners are pursuing various strategies including further extensions of the forbearance agreement as well as seeking financing to buy out the nonrecourse first mortgage secured by the Partnership's leasehold interest in the Property or, alternatively, complete a sale of the Property. Should the Partnership be unable to pay off the mortgage through a sale of the property or a refinancing by December 31, 1994 or should a further extension of the forbearance agreement not be obtained, the forbearance agreement provides that the Partnership will assign its interest in the property and in the ground lease to the property to FNBC, at FNBC's election, in lieu of foreclosure. Should this assignment occur, the Partnership will lose its investment in the property. Mendik Realty Company, Inc. continues to defer its management fees and leasing commissions with respect to the property.


Part I., Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Liquidity and Capital Resources
The commercial real estate market in the Greater New York Metropolitan Area has shown some limited signs of improvement. However, the significant cost of tenant improvements required to be funded under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve the Partnership's limited resources, the General Partners have pursued a strategy intended to position each of the Partnership's four properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that Property, and, if necessary, proceeds from borrowings secured by such Property.

During the nine months ended September 30, 1994, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from seven sources: (i) rental revenue generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center"), the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), and the Stamford Property, (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions by certain affiliates of the General Partners, (iv) additional borrowings from the $6.5 million non-recourse line of credit (the "Saxon Woods Line of Credit") secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (v) a portion of the $1.25 million security deposit maintained by the unaffiliated ground lessor for the 34th Street Property, (vi) the release of lockbox funds required by The First National Bank of Chicago ("FNBC") pursuant to the terms of the forbearance agreement with the 34th Street Property (see below) and (vii) the release of the escrowed funds required by New York Life Insurance Company ("New York Life") pursuant to the previously restructured Stamford Loan. It is expected that the availability of funds from certain of these sources will be reduced in the future.

Park Avenue Property - Since January 1, 1994, the Partnership has signed new and renewal leases for approximately 97,000 square feet or approximately 10% of the leasable area in the property. The largest of the new leases are with Simplicity Patterns (41,200 square feet), K-III Magazine Corporation (29,500 square feet) and Lila Wallace - Reader's Digest Fund and DeWitt Wallace - Reader's Digest Fund (25,100 square feet). Although the Partnership continues to lease space at the property, with the continuing softness in the real estate market, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980s. The property's cash flow, however, is expected to remain stable for the foreseeable future because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. With the signing of the new leases as well as certain other leases currently under negotiation, the Partnership will utilize substantially all of the property's cash reserves by year-end 1994. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to reestablish reserves.

The Park Avenue Property currently generates, and is expected to generate in the future, sufficient revenue to cover operating expenses and debt service obligations. The indebtedness secured by the Park Avenue Property currently matures in December 1998 (or December 1996 at the option of the lender). The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan, to seek refinancing or sell the property. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all. Additionally, the lack of liquidity may hamper the Partnership's ability to secure a buyer for the property at a price acceptable to the Partnership.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1994. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a property in excess of 40% of the then-appraised value of such property (or 40% of the value of such property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate Center which as of December 31, 1993 was $15 million. The loan agreement provides that all available cash flow from the property will be used for expenses incurred at the property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be funded in part by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. There can be no assurance that the property's appraised value will increase in the future which would enable the Partnership to borrow additional funds. As of September 30, 1994, the Partnership had borrowed $4,680,836 under the Saxon Woods Line of Credit. The Partnership has made commitments to borrow an additional $362,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,042,836.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in September 1996. The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan, to seek refinancing or sell the property. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to sell the property or extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all.

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York (the "City") effective August 1, 1992 for approximately 300,000 square feet (45% of the property's total leasable space) in the 34th Street Property. The City has the right to terminate the lease on a floor by floor basis without penalty provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million was spent by the Partnership for tenant improvements required under the terms of the lease. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor in connection with the increase in the annual ground rent in 1992 to $2.25 million.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce FNBC, the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit"). Pursuant to the forbearance agreement FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. On August 15, 1994 an extension of the Forbearance Agreement was entered into with FNBC extending the forbearance period from June 30, 1994 to December 31, 1994. The forbearance agreement allows the Partnership to pay off the 34th Street Line of Credit for $6.5 million at any time through December 31, 1994, a substantial discount to the 34th Street Line of Credit's current outstanding balance and below the property's December 31, 1993 appraised value of $9.8 million. Also, through December 31, 1994, the Partnership will be permitted to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the forbearance agreement went into effect, the Partnership has not made any interest payments to FNBC. As of September 30, 1994, there was $15 million of principal and approximately $2 million of accrued interest outstanding on the 34th Street Line of Credit.

The forbearance agreement with FNBC provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at the same time establishing a cost-effective means to ensure an orderly and efficient transfer of the property to FNBC in the event the 34th Street Line of Credit cannot be paid off. The Partnership has no assurances that it will be able to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors. Chief among these is the fact that many traditional sources of real estate financing such as banks, insurance companies and pension funds have dramatically curtailed their investment in commercial office properties. Consequently, only a limited number of investors is likely to be available. As a result, the General Partners are seeking to obtain either debt or equity financing even if such financing would entail the Partnership's transferring all or a portion of its interest in the property to the party providing the financing.

As an alternative to refinancing the debt, the General Partners would consider selling the property for a price sufficient to pay off the debt. In the event the Partnership obtains from a third party an offer to purchase the property or provide financing of less than the $6.5 million required by FNBC, the Partnership would explore with FNBC a pay off at a further discount below the $6.5 million. Should the Partnership be unable to pay off the 34th Street Line of Credit through a sale of the property or a refinancing by December 31, 1994 or should a further extension of the forbearance agreement not be obtained, the forbearance agreement provides that the Partnership will assign its interest in the property and in the ground lease to the property to FNBC, at FNBC's election, in lieu of foreclosure. Should this assignment occur, the Partnership will lose its investment in the property.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty Company, Inc. ("Mendik Realty") voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the property. Both of these provisions will remain in effect pursuant to the terms of the forbearance agreement with FNBC. Through September 30, 1994, Mendik Realty has deferred approximately $682,000 in leasing commissions and management fees with respect to the 34th Street Property.

The forbearance agreement requires the Partnership to deposit all receipts from the Property into a lockbox at FNBC. FNBC must approve all releases from the lockbox to fund property costs. As of September 30, 1994, approximately $561,000 was in the lockbox account maintained at FNBC.

Stamford Property - The Partnership previously restructured the nonrecourse loan secured by the Stamford Property in 1991. As part of the terms of the restructured loan, Mendik Corporation and an affiliate of NY Real Estate Services 1 Inc. ("NYRES1") loaned $50,000 and $110,000, respectively, to the Partnership in each of 1991, 1992 and 1993. The loans were required to be deposited in an escrow account. During the first quarter of 1994, the balance of these funds totalling approximately $280,000 was transferred from restricted cash to operating cash to be used to pay costs and expenses related to the Stamford Property. As part of the restructured agreement, Mendik Realty also agreed to defer its management fees of approximately $70,000 a year in connection with the Stamford Property in each of calendar years 1991, 1992 and 1993; Mendik Realty has continued to defer its management fees in 1994.

The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford real estate market would recover and that, as leases at the property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market continued to deteriorate resulting in a further erosion of market lease rates. While the cash flow from the Stamford Property, together with the loans by Mendik Corporation and an affiliate of NYRES1 and the management fee deferrals by Mendik Realty, were sufficient to cover the property's operating expenses and debt service obligations in 1993, due to a decline in the property's revenue following the extension of the 43,000 square foot lease with D&B Computing Services Inc.'s ("D&B"), the Partnership failed to make full payment of debt service due February 10, 1994 through November 10, 1994 with respect to the Stamford Loan. A further reduction in the property's cash flow occurred when the Partnership's lease with Automatic Data Processing Inc. ("ADP") for 37,400 square feet expired on June 30, 1994 and ADP signed a renewal lease for only 3,500 square feet. In order to preserve its limited working capital reserves, the Partnership currently does not intend to fund any operating shortfalls out of reserves. As a result of the Partnership's failure to make the required interest payments, the Partnership is in default under the terms of the Stamford Loan and interest is now accruing at the default rate of 15% per annum. The Partnership has been unsuccessful in its attempts to sell the property at a price sufficient to pay off the mortgage. As a result, the General Partners are now preparing an agreement with New York Life, pursuant to which title to the property would be transferred to New York Life in early 1995. When the property is transferred to New York Life it will result in the loss of the Partnership's investment in the property; however, the Partnership will not be liable for accrued interest or the principal balance of the mortgage, even if the property is sold for less than the mortgage balance.

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

Cash Reserves - The Partnership's consolidated cash reserves decreased by $841,573 to $9,505,111 at September 30, 1994 from $10,346,684 at December 31,
1993. During the nine months ended September 30, 1994, approximately $2 million was expended for property improvements at the Park Avenue Property and Saxon Woods Corporate Center in connection with leasing activity. These expenditures were funded by approximately $138,000 in additional borrowings under the Saxon Woods Line of Credit, a portion of the $1.5 million in cash flow from operations generated during the nine months ended September 30, 1994 and a portion of the Partnership's cash reserves. During the nine months ended September 30, 1994, approximately $520,000 was expended for property improvements at the 330 West 34th Street and Stamford properties in connection with leasing activity. These improvements were funded by releases of restricted funds.

Rents and other receivables decreased to $491,401 at September 30, 1994 from $796,644 at December 31, 1993 primarily due to an increase in the reserve for doubtful accounts for two tenants at the Park Avenue Property.

Other assets increased by $1,736,766 to $9,868,343 at September 30, 1994 from $8,131,577 at December 31, 1993. The increase is due primarily to the prepayment of real estate taxes and insurance and increased leasing commissions and costs. At December 31, 1993 there were no prepaid real estate taxes or prepaid insurance.

Accounts payable and accrued expenses increased approximately $602,000 to $1,937,641 at September 30, 1994 from $1,335,734 at December 31, 1993 primarily due to accruals for real estate additions and an increase in prepaid rents. Accrued interest payable increased primarily due to 1994 interest accruals on the Stamford and 34th Street properties.

Results of Operations
For the nine months ended September 30, 1994, the Partnership generated net cash from operating activities of $1,511,169 as compared to utilizing $499,399 for operations during the corresponding period in 1993. The Partnership sustained net losses after depreciation and amortization of approximately $2.1 million and $5.9 million for the three and nine months ended September 30, 1994 as compared to approximately $1.2 million and $4.6 million for the same periods in 1993.

Rental income for the three and nine months ended September 30, 1994 was $8,341,198 and $24,631,764, respectively, compared to $8,987,818 and
$25,920,971, respectively, for the corresponding periods in 1993. The decreases in rental income for the three and nine month periods are primarily due to the following: (i) establishing a bad debt reserve related to 1994 rent receivables due from two tenants at the Park Avenue Property which are in default under their leases, whereas for the three and nine months ended September 30, 1993, no reserves were necessary for these tenants; (ii) the signing of new or renewal leases at the Park Avenue Property at rates lower than those received on expiring leases originally signed in the mid-1980s; and
(iii) a decline due to the lower renewal rate D&B's lease executed January 1, 1994 at the Stamford Property as well as ADP's lease renewal.

Property operating expenses for the nine months ended September 30, 1994 decreased from the corresponding period in 1993 due primarily to reduced real estate taxes resulting from decreases in assessed property values on the Park Avenue property and the Saxon Woods Corporate Center. Additionally, decreases in contract services at the Park Avenue and 34th Street properties resulted in decreases in property operating expenses. These reductions were partially offset by increases in utilities and professional fees. For the three months ended September 30, 1994 property operating expenses were largely unchanged as compared to the same period in 1993.

Interest expense increased primarily due to the default on the Stamford Loan which resulted in an increase in the interest rate from 10.3% per annum to 15% per annum. As the Stamford Loan is nonrecourse, the Partnership will not be liable for this additional interest if the property is transferred to New York Life. To a lesser extent, additional borrowings on the Saxon Woods Line of Credit and a slight increase in 34th Street interest rate contributed to the increase.

General and administrative expenses decreased for the nine months ended September 30, 1994 as compared with the same period in 1993 due primarily to reduced legal costs. General and administrative expenses increased for the three months ended September 30, 1994 as compared with the same period in 1993 due primarily to increased Partnership administrative fees.

The percentage of leased space at each of the properties as of September 30, 1994 and 1993 were as follows: Park Avenue property - 92% vs. 89%; Saxon Woods Corporate Center, 550 Mamaroneck - 95% vs. 88%, 600 Mamaroneck Avenue - 61% vs. 56%; 34th Street property - 65% vs. 64%; and the Stamford property - 50% vs. 57%.


PART II	OTHER INFORMATION

Items 1-5    Not applicable.

Item 6	Exhibits and reports on Form 8-K.

        (a)  Exhibits:  None

 	(b)  Reports on Form 8-K - No reports on
	     Form 8-K were filed during the
 	     quarter ended September 30, 1994


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



                                     MENDIK REAL ESTATE LIMITED PARTNERSHIP

                                     BY:     NY REAL ESTATE SERVICES 1 INC.
                                             General Partner


Date:  November 14, 1994             BY:     s/Kenneth L. Zakin/
                                     Name:   Kenneth L. Zakin
                                     Title:  President and Director




Date:  November 14, 1994             BY:     s/Mark Sawicki/
                                     Name:   Mark Sawicki
                                     Title:  Vice President and Chief
                                             Financial Officer