Form 10-K
period 1994-12-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1995-04-13
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1994

or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the transition period from        to

Commission file number:  0-15463


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
              Exact name of registrant as specified in its charter


                New York                                11-2774249
State or other jurisdiction of             I.R.S. Employer Identification No.
incorporation

3 World Financial Center, 29th Floor,
New York, New York                                        10285
Address of principal executive offices                   Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Units held by non-affiliates of the registrant at March 28, 1995 was $196,645,000, computed by reference to the price at which Units were originally sold by the registrant.

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

Commencing May 7, 1986, the Partnership began offering up to a maximum of 1,000,000 units of limited partnership interest (the "Units") at $500 per Unit with a minimum required purchase of 10 Units or $5,000 (four Units for an Individual Retirement Account or Keogh Plan). The Partnership offered Class A Units to taxable investors and Class B Units to tax-exempt investors. The offering of Units was completed on September 18, 1987. The Partnership held closings on June 18, 1986, September 4, 1986, January 22, 1987, March 31, 1987, June 1, 1987 and September 18, 1987 at which time investors who purchased the Units ("Investor Limited Partners") were admitted to the Partnership. Investor Limited Partners are not required to make any further capital contributions to the Partnership. Upon completion of the offering on September 18, 1987 the Partnership had accepted subscriptions for 395,169 Units for gross aggregate cash proceeds to the Partnership of $197,584,500. Net proceeds to the P artnership after deducting selling commissions, organization expenses, and other expenses of the offering were approximately $172,766,598. These proceeds were used to: (i) repay the principal amount of and interest on interim financing obtained by the Partnership to fund the acquisition of a property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"); (ii) acquire the leasehold interests in a property located on Mamaroneck Avenue in Harrison, New York (the "Saxon Woods Corporate Center") and in a property located at 330 West 34th Street, New York, New York (the "34th Street Property") and; (iii) acquire an approximate 60% interest in Two Park Company, the joint venture which owns a property located at Two Park Avenue, New York, New York (the "Park Avenue Property"). On December 29, 1994, the Partnership transferred title to the Stamford Property to the mortgage holder in lieu of foreclosure. See Item 2 and Item 7.

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

Overview -- Real Estate Market - Over the past several years, the commercial real estate market in the Greater New York Metropolitan Area weakened considerably as the national and local economies slowed. As a result of the downturn, businesses have experienced varying degrees of financial and operating difficulties and many have downsized their operations. One indication of the weakness in the region's economy relative to the rest of the United States is the lack of employment growth. Between the official end of the national recession in March 1991 and December 1994, employment in the United States grew by 6.3 percent. In comparison, employment in New York City declined by 3.6 percent. The unemployment rate in New York City in February 1995 was 9.0% as compared to 5.0% in December 1987. This compares to unemployment rates for the entire United States of 5.4% and 5.7% in February 1995 and December 1987, respectively.

As businesses reduced personnel located in the Greater New York Metropolitan Area or relocated outside of the area, the demand for office space in the area declined and vacancy rates rose. In addition, the number of tenants attempting to sublease their commercial office space increased significantly, thereby exacerbating the oversupply of office space in the Greater New York Metropolitan Area. The weakness in the marketplace has heightened competition among landlords, resulting in generally lower rents and generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant rise in the cost of tenant improvements to be funded by landlords under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. This increased demand for capital comes at a time when banks and other traditional sources of capital have sharply curtailed their lending and investment activities. In addition, pressure from regulatory agencies has further eroded lending institutions' abilities to invest in real estate or finance real estate projects.

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

Over the past several years, a strategic plan was developed and implemented by the Partnership to enable each Property, to the extent possible, to meet expenses as they come due using operating revenues generated by that Property and loan proceeds from mortgages secured by that Property. See Item 7 of this Report for a discussion of the Partnership's plan. See Item 2 of this Report for a description of the Partnership's current leasing strategy at each of the Properties.

Competition - Each of the Properties is subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the Greater New York Metropolitan Area is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. Current economic conditions have increased the competition for tenants.

Both of the General Partners and their respective affiliates participate directly or through other partnerships or investment vehicles in the acquisition, ownership, operation, and sale of properties which may be in direct competition with one or more of the Properties.

Employees The Partnership has no employees.  See Item 13 of this Report.


Item 2.	Properties

Stamford Property

On December 29, 1994, the Partnership transferred title to the Property to New York Life Insurance Company ("New York Life"), the mortgage holder, in lieu of foreclosure. See below for a description of events leading up to the transfer of the Stamford Property.

Description. The Stamford Property is located at 1351 Washington Boulevard in the northwestern section of downtown Stamford, Connecticut. The office building and adjacent parking garage are located on a 1.73 acre parcel of land. The ten-story office building contains approximately 220,000 net rentable square feet, based on current standards of measurement. The Stamford Property was acquired by the Partnership for $31,250,000, excluding acquisition expenses.

Financing and Transfer of Property. The Partnership previously restructured the $12.5 million non-recourse first mortgage loan to which the Stamford Property was subject (the "Stamford Loan") in 1991. The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford, Connecticut real estate market would recover and that, as leases at the property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market continued to deteriorate resulting in a further erosion of market lease rates. The cash flow from the Stamford Property, together with loans by Mendik Corporation and an affiliate of NYRES1 and management fee deferrals by Mendik Realty Company, Inc. ("Mendik Realty"), an affiliate of Mendik Corporation, were sufficient to cover the property's operating expenses and debt service obligations through 1993. However, upon the expiration of a 43,100 square foot lease in December 1993 with the Property's largest tenant, D&B Computing Services Inc.'s ("D&B"), the Partnership entered into a new lease effective January 1, 1994 with D&B at a significantly reduced rental rate reflecting the deterioration in the market. As a result, as expected, the Property's revenue declined significantly and the Partnership failed to make full payment of debt service beginning on February 10, 1994 with respect to the Stamford Loan. A further reduction in the property's cash flow occurred when the Partnership's lease with Automatic Data Processing Inc. ("ADP") for 34,700 square feet expired on June 30, 1994 and ADP signed a renewal lease for only 3,500 square feet. The Partnership attempted to sell the Property at a price sufficient to pay off the outstanding mortgage debt, however, the property's value had declined so significantly below the Stamford Loan's balance that these efforts were unsuccessful. Consequently, on December 29, 1994, the Partnership transferred title to the property to New York Life in lieu of foreclosure. The transfer resulted in the loss of the Partnership's investment in the property; however, because the loan was nonrecourse, the Partnership was not liable for the principal balance of the mortgage or accrued interest thereon that was not otherwise satisfied by the transfer of the Property.


Saxon Woods Corporate Center

Valuation. The Partnership's investment in the leasehold interest in the Saxon Woods Corporate Center at acquisition was $20,664,379, excluding acquisition expenses of $536,454. The Property's appraised value as of January 21, 1986 was $22,000,000. The appraised value of the leasehold interest as of December 31, 1994 was $15,000,000, as compared to appraised values of $15,000,000 at December 31, 1993 and $14,000,000 at December 31, 1992.

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

Site and Improvements. Saxon Woods Corporate Center consists of two five-story office buildings. The building at 550 Mamaroneck Avenue consists of approximately 110,000 net rentable square feet and the building at 600 Mamaroneck Avenue contains approximately 115,000 net rentable square feet, based on current standards of measurement. The buildings are situated on a
15.28 acre site, which provides ground-level parking for more than 800 cars.

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

Renovations. During the period from 1986 through 1994, the Partnership expended approximately $9.1 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing. Through January 1995, the Partnership had borrowed approximately $4.7 million and made commitments to borrow an additional $364,000 under a $6.5 million non-recourse line of credit secured by the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). Reference is made to Note 6 to the Consolidated Financial Statements for additional information regarding the Saxon Woods Line of Credit.

Leasing. The Property's occupancy rates as of February 28, 1995, 1994 and 1993 were 80%, 75% and 67%, respectively. The vacancy rate in Westchester County, where the Saxon Woods Corporate Center is located, was 18.6% as of December 31, 1994, as compared to a vacancy rate of 20.9% at December 31, 1993. During 1994, utilizing funds available under the Saxon Woods Line of Credit and cash flow, the Partnership entered into leasing transactions covering approximately 27,000 square feet at the Property including lease extensions and expansions by existing tenants. This activity is in addition to leases aggregating approximately 30,000 square feet and 65,000 square feet that were signed during 1993 and 1992, respectively. During 1995, the General Partners will continue to market the Property's available space to commercial office tenants using cash flow and proceeds from the Saxon Woods Line of Credit to fund the costs of additional leasing.


34th Street Property

Valuation. The Partnership's investment in the leasehold interest in the 34th Street Property at acquisition was $34,883,132, excluding acquisition expenses of $728,268. The Property's appraised value as of November 1, 1986 was $39,000,000. The appraised value of the leasehold interest as of December 31, 1994 was $5,700,000 compared to appraised values of $9,800,000 at December 31, 1993 and $12,500,000 as of December 31, 1992. During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property on a long-term basis. As a result, the Partnership is accounting for the Property as held for disposition. Accordingly, the carrying value of the Property was reduced to the lower of its depreciated cost or estimated market value on December 31, 1994, December 31, 1993 and December 31, 1992.

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

Ground Lease. Per the terms of the ground lease agreement, the annual ground lease payment to the unaffiliated ground lessor for the parcel of land underlying the 34th Street Property increased from $1.25 million to $2.25 million effective January 1, 1992. Reference is made to Note 5 to the Consolidated Financial Statements for additional information on the ground lease.

Renovations. During the period from 1987 through 1994, the Partnership expended approximately $10.1 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing.    On August 12, 1993, the Partnership entered into a modification of the terms of the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property, which modification was subsequently amended twice, (the "34th Street Line of Credit") which will allow the Partnership to buy out the 34th Street Line of Credit at a substantial discount by payment of the sum of $6 million at any time through June 30, 1995 (the "Forbearance Agreement"). Should the Partnership be unable to pay off the 34th Street Line of Credit or obtain an extension, the Forbearance Agreement provides that the Partnership will assign its leasehold interest in the Property to the lender, at the lender's election, in lieu of a foreclosure. Reference is made to Item 7 and Note 6 to the Consolidated Financial Statements for additional information regarding the 34th Street Line of Credit.

In order further to supplement the Property's cash flow, beginning in January 1992, Mendik Realty agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property, although it had no obligation to do so. Pursuant to the Forbearance Agreement, these fees will continue to be deferred. The Partnership's outstanding obligation to pay the management fees to Mendik Realty will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory prepayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold. In addition, Mendik Realty agreed to defer its leasing commission with respect to the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Reference is made to Note 8 to the Consolidated Financial Statements for additional information regarding the deferral of leasing commissions.

Leasing.   On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet or approximately 48% of the Property's leasable area. The term of the lease is for eight years and six months expiring on February 28, 2001. As with substantially all New York City leases, the tenant has the right to terminate the lease without penalty provided the City gives the Partnership one year's notice of its intent to terminate the lease. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The City will make annual base rental payments of approximately $5.4 million and will pay its proportionate share of increases in real estate taxes and operating expenses. The base rental income under the lease with the City represented approximately 18% of the Partnership's consolidated rental income in 1994. Approximately $1.25 million was spent by the Partnership for tenant improvement costs required under the terms of the lease. Pursuant to an agreement with the ground lessor, the Partnership funded the cost of improvements utilizing a $1.25 million security deposit for the ground lease. Reference is made to Note 5 to the Consolidated Financial Statements for additional information regarding the ground lease.

The Partnership has been marketing the Property's remaining available space to light-industrial type tenants on an "as is" basis. While rental rates for light-industrial type tenants are generally less than the rental rates received from commercial office tenants, the Partnership does not have the resources to fund tenant improvement and other costs associated with signing commercial office leases. In addition, because of continuing uncertainty surrounding the City's tenancy, the character of the City's tenancy and the nature of the services it provides, it is uncertain whether the Partnership could sign leases with traditional office tenants. The Partnership believes that renting space substantially "as is" to light-industrial type tenants is an effective alternative means to generate additional cash flow from the Property without requiring a significant current investment in tenant improvements. The Property's occupancy rates as of February 28, 1995, 1994 and 1993, were 65%, 61% and 57%, respectively. Although not entirely comparable, the Midtown West District, where the 34th Street Property is located has seen the vacancy rate for secondary office space increase from 13.5% at December 31, 1987 to 18.5% at December 31, 1994. Subsequent to the end of 1994, a tenant occupying the entire 15th floor or approximately 4% of the building abandoned its space in the Property in default of its lease and the lease was subsequently terminated by the Partnership. The Partnership is currently attempting to re-lease this space.


Park Avenue Property

Valuation. Two Park Company, the joint venture in which the Partnership has an approximate 60% interest, acquired the Park Avenue Property for $151,500,000. The Property's appraised value as of September 1, 1987 was $165,000,000. The appraised value of the Property as of December 31, 1994 was $105,000,000, compared to appraised values of $115,000,000 as of December 31, 1993 and $125,000,000 as of December 31, 1992. The Partnership's original investment in its interest in Two Park Company at acquisition was $95,965,732, including $35,820,000 which represents the Partnership's share of first mortgage debt to which the Property was subject when the Partnership acquired its interest and excluding $1,722,532 of acquisition expenses. The appraised value of the Partnership's interest in the Property as of December 31, 1994 was $62,685,000, compared to appraised values of $68,655,000 as of December 31, 1993, $74,625,000 as of December 31, 1992 and $98,505,000 as of September 1, 1987.

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

Renovations. During the period from 1987 through 1994, the Two Park Company expended approximately $42.5 million on capitalized renovations, including tenant improvement construction, funded from cash flow, property and Partnership reserves, and borrowings.

Financing. Reference is made to Note 6 to the Consolidated Financial Statements for information regarding the non-recourse first mortgage, non-recourse second mortgage and non-recourse third mortgage secured by the Park Avenue Property which aggregate $75 million.

Leasing. The Property's occupancy rates as of February 28, 1995, 1994 and 1993, were 94%, 89% and 90%, respectively. The vacancy rate for primary office space in the Grand Central District of Midtown Manhattan, where the Park Avenue Property is located, had increased from 10.2% at December 31, 1987 to 18.4% at December 31, 1992. At December 31, 1994, the vacancy rate in the Grand Central District had declined to 15.7%. During 1995, the Partnership will continue to market the Property's available space to commercial office tenants.

Major tenants at the Park Avenue Property are Times Mirror Magazines, Inc. and its affiliate Newsday, Inc. which, in the aggregate, lease 259,043 square feet (approximately 27% of the total leasable area in the Property) under two leases expiring on June 30, 2004 and National Benefit Life Insurance Company which leases 99,800 square feet (approximately 10% of the total leasable area in the Property) under a lease expiring on May 30, 1998. The base rental income under the leases with Times Mirror Magazines, Inc. and Newsday, Inc., and National Benefit Life Insurance Company represented approximately 21% and 9%, respectively, of the Partnership's consolidated rental income in 1994.


Item 3.	Legal Proceedings

Neither the Partnership nor any of the Properties is currently subject to any material legal proceedings.


Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1994, there were 19,791 holders of Units. No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The transfer of Units is subject to significant restrictions, including the requirement that an Investor Limited Partner may transfer his Units only with the consent of the General Partners, which consent may be withheld in the sole and absolute discretion of the General Partners.

During the first quarter of 1989, distributions to the Partners were suspended following a decision made by the Partnership to establish reserves in the amount of what would otherwise be Net Cash From Operations to help meet anticipated Partnership requirements. For the years ended December 31, 1994 and 1993, no distributions were paid to the Partners, and the Partnership does not contemplate making any distributions during 1995. See Item 7 of this Report.

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

                                 At or For The Year Ended December 31
                     1994           1993         1992        1991          1990
                        (Dollars in thousands,except for per Unit data) (1)

Total
income (2)       $ 39,571 (6)   $ 34,616     $ 34,437     $ 36,318     $ 35,931

Net Loss (3)        6,174 (6)(7)  11,407 (7)   52,416 (7)    8,063        5,755

Total
assets (2)        220,468        237,798      247,773      299,247      305,674

Total Mortgage
and Notes
Payable (2)        94,681        107,043      105,655      103,056      100,000

Net cash
provided by
operating
activities (2)      4,650          1,375        1,824          622          410

Net Loss
per Unit (3)(4)     15.47 (6)(7)   28.58 (7)   131.31 (7)    20.20        14.42

Cash
distributions
per Unit (2)(4)(5)     --             --           --           --           --

Net asset value
per Unit (3)(4)       82 (8)        99 (8)       121 (8)     162 (8)     242 (8)

(1) Selected Financial Data and the Consolidated Financial Statements include the accounts of Two Park Company, a joint venture of which the Partnership owns an approximate 60% interest.

(2) Includes the approximate 40% interest in Two Park Company not owned by the Partnership.

(3) Excludes the approximate 40% interest in Two Park Company not owned by the Partnership.

(4)	395,169 Units outstanding.

(5) During the first quarter of 1989, a decision was made by the General Partners to establish reserves in the amount of what would otherwise be Net Cash From Operations to help meet anticipated Partnership requirements.

(6) Includes a $5,564,391 gain on foreclosure resulting from the transfer of the Stamford Property on December 29, 1994.

(7) Includes an unrealized loss on properties held for disposition of $4,010,962, $4,240,608 and $43,166,559 at December 31, 1994, 1993 and 1992,
respectively.  See Item 7.

(8) The calculation of net asset value assumes a hypothetical sale of the Properties at their appraised values and the distribution of the net proceeds of such sales, together with the Partnership's working capital, to the Partners. The net asset value represents an average per unit liquidation value and, consistent with prior practice, is computed by dividing the total value of the Partnership's assets by the total number of units outstanding. Pursuant to the Partnership Agreement, distributions to individual unit holders upon liquidation will vary from distributions upon sale or refinancing of individual Properties when the Partnership is not liquidating. In a liquidation, distributions are made in proportion to postive capital account balances which vary between Class A and B units as a result of the annual allocation of depreciation solely to Class A units, in accordance with the Partnership Agreement. With respect to the individual Class A units, there is a further variance in capital accounts resulting from the six separate closings for the purchase of units. Separately computed, assuming a hypothetical liquidation as of December 31, 1994, the amount distributable to an average Class A unit would be approximately $50 per unit, with earlier issued units receiving less and later issued units receiving more, and the amount distributable to a Class B unit would be approximately $128 per unit. The calculation of net asset value does not take into account numerous other factors which would determine the actual value received for individual units, such as the timing of Property sales and distribution of related proceeds, as well as the actual values realizable upon sales of the Properties. In addition, as a result of these factors and the lack of a public market for the resale of units, the price at which units may be resold is likely to be significantly different from the computed net asset value per unit.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The commercial real estate market in the Greater New York Metropolitan Area has shown some limited signs of improvement. However, the significant cost of tenant improvements required to be funded under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve its limited resources, the Partnership has pursued a strategy intended to position each of the Partnership's properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that Property, and, if necessary, proceeds from borrowings secured by such Property.

During the year ended December 31, 1994, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from five sources: (i) cash flow generated by the Properties, (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions by Mendik Realty with respect to certain of the Properties, (iv) additional borrowings from the Saxon Woods Line of Credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center and (v) a portion of the $1.25 million security deposit maintained by the unaffiliated ground lessor for the 34th Street Property. It is expected that funds from certain of these sources will be reduced or unavailable in the future.

Park Avenue Property - Since January 1, 1994, the Partnership has signed new and renewal leases for approximately 104,000 square feet or approximately 11% of the leasable area in the property. The largest of the new leases are with Simplicity Patterns (41,200 square feet), K-III Magazine Corporation (29,500 square feet) and Lila Wallace - Reader's Digest Fund and DeWitt Wallace - Reader's Digest Fund (25,100 square feet). In addition, subsequent to the end of 1994, the Partnership signed a lease for approximately 33,000 square feet. Although the Partnership continues to lease space at the property, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980s, due to the continuing softness in the real estate market. The property's cash flow, however, is expected to remain stable over the near term because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at year-end 1994 were approximately $4.5 million over and above a reserve for real estate taxes. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to re-establish reserves.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges. The indebtedness secured by the Park Avenue Property currently matures in December 1998 (or December 1996 at the option of the lender). The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan, to seek refinancing or sell the property. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to obtain an extension with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all. Additionally, the lack of liquidity may hamper the Partnership's ability to secure a buyer for the property at a price acceptable to the Partnership.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1995. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a property in excess of 40% of the then-appraised value of such property (or 40% of the value of such property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate Center which was $15 million as of December 31, 1994. The loan agreement provides that all available cash flow from the property will be used for expenses incurred at the property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be funded in part by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. There can be no assurance that the property's appraised value will increase in the future which would enable the Partnership to borrow additional funds. As of December 31, 1994, the Partnership had borrowed $4,680,836 under the Saxon Woods Line of Credit. The Partnership has made commitments to borrow an additional $364,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,044,836.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in September 1996. The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan, seek refinancing, or sell the Property. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to sell the property, obtain an extension with the existing lender, or refinance with a new lender, on terms acceptable to the Partnership or at all.

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York (the "City") effective August 1, 1992 for approximately 300,000 square feet (48% of the property's total leasable space) in the 34th Street Property. The City has the right to terminate the lease on a floor by floor basis without penalty provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million was spent by the Partnership for required tenant improvements. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor which would otherwise have been required in connection with the increase in the annual ground rent in 1992 to $2.25 million.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce The First National Bank of Chicago ("FNBC"), the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a Forbearance Agreement which modified the 34th Street Line of Credit.
Pursuant to the Forbearance Agreement, FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. On August 15, 1994 an extension of the Forbearance Agreement was entered into with FNBC extending the forbearance period from June 30, 1994 to December 31, 1994. At the end of 1994, the Partnership obtained a further extension of the forbearance period to June 30, 1995. The Forbearance Agreement allows the Partnership to pay off the 34th Street Line of Credit for $6 million at any time through June 30, 1995, a substantial discount to the 34th Street Line of Credit's current outstanding balance. Also, through June 30, 1995, the Partnership will be permitted to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the Forbearance Agreement went into effect, the Partnership has not made any interest payments to FNBC. As of December 31, 1994, there was $15 million of principal and approximately $2.3 million of accrued interest outstanding on the 34th Street Line of Credit.

The Forbearance Agreement with FNBC provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at the same time establishing a cost-effective means to ensure an orderly and efficient transfer of the property to FNBC in the event the 34th Street Line of Credit cannot be paid off or extended. The Partnership has no assurances that it will be able to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors. Chief among these is the fact that many traditional sources of real estate financing such as banks, insurance companies and pension funds have dramatically curtailed their investment in commercial office properties. Consequently, only a limited number of investors is likely to be available. As a result, the Partnership is seeking to obtain either debt or equity financing even if such financing would entail the Partnership's transferring all or a portion of its interest in the property to the party providing the financing.

As an alternative to refinancing the debt, the Partnership would consider selling the property for a price sufficient to pay off the debt. In the event the Partnership obtains from a third party an offer to purchase the property or provide financing of less than the $6 million required by FNBC, the Partnership would explore with FNBC a pay off at a further discount below the $6 million. Should the Partnership be unable to pay off the 34th Street Line of Credit through a sale of the property or a refinancing by June 30, 1995 or should a further extension of the Forbearance Agreement not be obtained, the Forbearance Agreement provides that the Partnership will assign its interest in the property and in the ground lease to the property to FNBC, at FNBC's election, in lieu of foreclosure. Should this assignment occur, the Partnership will lose its investment in the property.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the property. Both of these provisions have remained in effect pursuant to the terms of the Forbearance Agreement with FNBC. Through December 31, 1994, Mendik Realty had deferred approximately $906,000 in leasing commissions and management fees with respect to the 34th Street Property.

The Forbearance Agreement requires the Partnership to deposit all receipts from the Property into a lockbox at FNBC. FNBC must approve all releases from the lockbox to fund property costs. As of December 31, 1994, approximately $1,000,000 was in the lockbox account maintained at FNBC which was available to pay real estate taxes and ground rent due January 1, 1995.

Stamford Property - The Partnership previously restructured the nonrecourse loan secured by the Stamford Property in 1991. As part of the terms of the restructured loan, Mendik Corporation and an affiliate of NY Real Estate Services 1 Inc. ("NYRES1") loaned $50,000 and $110,000, respectively, to the Partnership in each of 1991, 1992 and 1993. The loans were required to be deposited in an escrow account. During the first quarter of 1994, the balance of these funds totalling approximately $280,000 was transferred from restricted cash to operating cash to be used to pay costs and expenses related to the Stamford Property. As part of the restructured agreement, Mendik Realty also agreed to defer its management fees of approximately $70,000 a year in connection with the Stamford Property in each of calendar years 1991, 1992 and 1993; Mendik Realty continued to defer its management fees in 1994 although it had no obligation to do so.

The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford real estate market would recover and that, as leases at the property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market continued to deteriorate resulting in a further erosion of market lease rates. The cash flow from the Stamford Property, together with the loans by Mendik Corporation and an affiliate of NYRES1 and the management fee deferrals by Mendik Realty, were sufficient to cover the property's operating expenses and debt service obligations through 1993. However, upon the expiration of a 43,100 square foot lease in December 1993 with the Property's largest tenant, D&B Computing Services Inc.'s ("D&B"), the Partnership entered into a new lease effective January 1, 1994 with D&B at a significantly reduced rental rate reflecting the deterioration in the market. As a result, as expected, the Property's revenue declined significantly and the Partnership failed to make full payment of debt service due February 10, 1994 through December 10, 1994 with respect to the Stamford Loan. A further reduction in the property's cash flow occurred when the Partnership's lease with ADP for 34,700 square feet expired on June 30, 1994 and ADP signed a renewal lease for only 3,500 square feet. The Partnership was unsuccessful in its attempts to sell the property at a price sufficient to pay off the mortgage. As a result, on December 29, 1994, the Partnership transferred title to the Stamford Property to New York Life in lieu of foreclosure. The transfer resulted in the loss of the Partn ership's investment in the property; however, the Partnership was not liable for the principal balance or accrued interest on the mortgage, that was not otherwise satisfied by the transfer of the Property.

During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property and the Stamford Property on a long-term basis. As a result, the Partnership accounted for each property as held for disposition. Accordingly, the carrying value of these properties were reduced to the lower of their depreciated cost or estimated market value on December 31, 1994, December 31, 1993 and December 31, 1992.

Cash Reserves - The Partnership's consolidated cash reserves decreased by $1,999,604 to $8,347,080 at December 31, 1994 from $10,346,684 at December 31,
1993. During the year ended December 31, 1994, approximately $6.8 million was expended for property improvements at the Park Avenue Property, Saxon Woods Corporate Center and the 34th Street Property in connection with leasing activity and other building improvements. These expenditures were funded by additional borrowings under the Saxon Woods Line of Credit and cash flow from operations generated during the year ended December 31, 1994.

As a result of the transfer of the Stamford Property, properties held for disposition, mortgage and notes payable and deferred interest payable all declined.

Accounts payable and accrued expenses increased $1,446,083 to $2,781,817 at December 31, 1994 from $1,335,734 at December 31, 1993 primarily due to accruals for real estate additions and an increase in prepaid rents. Accrued interest payable increased primarily due to 1994 interest on the 34th Street Property.

Results of Operations

1994 vs. 1993
For the year ended December 31, 1994, the Partnership generated net cash from operating activities of $4,649,552 as compared to $1,374,752 during 1993. The increase is primarily attributable to the increase in accrued interest payable primarily related to the Stamford Loan. See below. The Partnership sustained net losses of approximately $6.2 million for the year ended December 31, 1994 as compared to approximately $11.4 million for the year ended December 31, 1993. The change in net loss is primarily due to a $5,564,391 gain on foreclosure under generally accepted accounting principles resulting from the transfer of the Stamford Property in 1994.

Rental income for the year ended December 31, 1994 was $33,708,412 compared to $34,333,599 for the year ended December 31, 1993. Rental income declined primarily due to the reduction in income at the Stamford Property as a result of lease expirations.

Property operating expenses for the year ended December 31, 1994 were virtually unchanged from the year ended December 31, 1993 due primarily to reduced real estate taxes resulting from decreases in assessed property values on the Park Avenue Property, the 34th Street Property and the Saxon Woods Corporate Center. Additionally, decreases in contract services at the Park Avenue and 34th Street Properties resulted in decreases in property operating expenses. These reductions were offset by increases in utilities at the Park Avenue Property, and professional fees and contract services at the Stamford Property.

Interest expense increased primarily due to the default on the Stamford Loan which resulted in an increase in the interest rate from 10.3% per annum to 15% per annum. As the Stamford Loan was nonrecourse, the Partnership was not liable for this additional interest when the property was transferred to New York Life. To a lesser extent, additional borrowings on the Saxon Woods Line of Credit and increases in the interest rates on the Saxon Woods Line of Credit and 34th Street Line of Credit contributed to the increase.

As a result of the Partnership's decision to carry the 34th Street Property and Stamford Property at the lower of their depreciated cost or estimated market value, the Partnership recorded an unrealized loss on properties held for disposition of $4,010,962 for the year ended December 31, 1994 and $4,240,608 for the year ended December 31, 1993.

1993 vs. 1992

During the year ended December 31, 1993, the Partnership generated net cash from operating activities of $1,374,752 as compared to $1,823,821 during 1992. As a result of the Partnership's decision to carry the 34th Street Property and Stamford Property at the lower of their depreciated cost or estimated market value, the Partnership recorded an unrealized loss on properties held for disposition of $4,240,608 and $43,166,559 for the years ended December 31, 1993 and 1992, respectively. Including the unrealized losses, the Partnership sustained a net loss after depreciation and amortization of $11,406,548 for the year ended December 31, 1993 as compared to $52,415,692, for 1992. If the Partnership had not recorded the unrealized losses in 1993 and 1992, the Partnership would have recorded losses of $7,165,940 and $9,249,133 for the years ended December 31, 1993 and 1992, respectively.

Consolidated rental income for the year ended December 31, 1993 was $34,333,599 as compared with $34,094,669 for the corresponding period in 1992.
Consolidated rental income remained stable from 1992 to 1993 as the income from new leases signed in the Saxon Woods Corporate Center offset a decline in rental income from the Two Park Avenue Property that resulted from leases being renewed at the lower market rental rates. Consolidated interest income for 1993 was $282,740 as compared to $342,409 for the corresponding period in 1992. The decline was due to lower interest rates earned on the Partnership's cash balance and the Partnership's maintaining a lower average cash balance during 1993.

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

None.


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

The executive officers and sole director of Mendik Corporation (none of whom has a family relationship with another) are:

        Name                    Age     Office

	Bernard H. Mendik	65	Chairman and Director
	David R. Greenbaum	43	President
	Christopher G. Bonk	40	Senior Vice President and Treasurer
	Michael M. Downey	53	Senior Vice President
        David L. Sims           48      Senior Vice President
        Kevin R. Wang           37      Senior Vice President
	John J. Silberstein	34	Senior Vice President and Secretary

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

Michael M. Downey has been with Mendik Realty since 1978, most recently as Senior Vice President of Operations.

David L. Sims has been with Mendik Realty since 1984, most recently as Senior Vice President of Leasing.

Kevin R. Wang has been with Mendik Realty since 1985, most recently as Senior Vice President of Leasing.

John J. Silberstein has been with Mendik Realty since 1989, most recently as Senior Vice President and Secretary.

NYRES1
NYRES1 is a Delaware Corporation formed on September 9, 1985, and is an affiliate of Lehman Brothers, Inc. ("Lehman").

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

The executive officers and sole director of NYRES1 (none of whom has a family relationship with another) are:

        Name                    Age     Office

	Kenneth L. Zakin	47	Director and President
        Mark Sawicki            32      Vice President and Chief Financial
                                        Officer

Kenneth L. Zakin has been an officer of NYRES1 since 1989. Mark Sawicki has been an officer of NYRES1 since October 1990.

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Mark Sawicki is a Vice President of Lehman Brothers. Mr. Sawicki joined Lehman Brothers in 1988 and has been involved primarily in the management and restructuring of real estate limited partnerships with investments in residential, commercial office, and industrial properties. He has had extensive experience in property management oversight and selection, budgeting and forecasting, financial analysis, debt and equity financing and restructurings, dispositions, bankruptcies and related legal issues, and investor communications. Prior to joining Lehman, Mr. Sawicki was a senior credit analyst with Republic National Bank of New York and prior to that, an auditor and consultant in the London office of Arthur Young, a public accounting firm. Mr. Sawicki has a B.S in Finance and a Diploma in Real Estate from New York University.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their officers or directors received any compensation from the Partnership. See Item 13 below of this Report with respect to certain transactions of the General Partners and their affiliates with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 30, 1995, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating, as of March 30, 1995, the name and the amount and nature of beneficial ownership of Units held by the General Partners and officers and directors thereof. Only those General Partners and officers and directors thereof which beneficially own any Units are listed. No General Partner or any officer or director thereof, or the officers and directors of the General Partners as a group, beneficially owns in excess of 1% of the total number of Units outstanding.

        Beneficial Ownership of Units

        Name of Beneficial                              Number of
        Owner                                           Units Owned

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


Item 13.  Certain Business Relationships and Related Transactions

As a result of the suspension of cash distributions, neither NYRES1 nor Mendik Corporation received Net Cash from Operations with respect to the year ended December 31, 1994. For the 1994 fiscal year, $10,813.50 of the Partnership's net loss was allocated to each of NYRES1 and Mendik Corporation. For a description of the shares of Net Cash From Operations and Sale or Refinancing Proceeds (as defined in the Partnership Agreement) and the allocation of items of income and loss to which the General Partners, the special limited partner, and the Investor Limited Partners are respectively entitled, see Note 4 of Notes to Consolidated Financial Statements.

Pursuant to Section 12 of the Partnership Agreement, Mendik Realty has agreed to limit its payment of leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of that Property in such year less leasing commissions paid to other brokers in connection with that Property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1994, there was a contingent liability of approximately $871,484 to Mendik Realty as a result of leasing commissions earned in 1994 and prior periods from the 34th Street Property, Park Avenue Property and Saxon Woods Corporate Center. During 1994, Mendik Realty deferred its leasing commissions earned in connection with the leasing of space at the 34th Street Property and will continue to defer these commissions during 1995.

The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.

B&B Park Avenue L.P., a limited partnership of which Mendik Corporation is a general partner, owns the remaining 40% interest in Two Park Company, the joint venture that owns the Park Avenue Property.

Mendik Realty receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. During 1994, Mendik Realty earned management fees including deferred fees of $773,700 from the Partnership and was reimbursed $515,998 for the cost of on-site building management salaries.

During 1994, Mendik Realty deferred certain management fees payable to it by the Partnership in connection with the 34th Street Property and Stamford Property. During 1995, Mendik Realty has agreed to continue to defer management fees in connection with the 34th Street Property. See the information under the caption "34th Street Property" in Item 2 of this Report. See Note 8 of Notes to the Consolidated Financial Statements.

Building Management Service Corporation ("BMSC"), an affiliate of Mendik Corporation, performs cleaning and related services for the properties at cost (plus an allocable share of overhead expenses). As of January 1, 1993, Guard Management Service Corporation ("GMSC"), an affiliate of Mendik Corporation, began providing security services at the Park Avenue Property and Saxon Woods Corporate Center, which services will be provided by GMSC at cost (plus an allocable share of overhead expenses). During 1994, GMSC and BMSC earned from the Partnership $4,451,039 for such services.

See Note 8 of Notes to Consolidated Financial Statements for additional information concerning amounts paid or accrued to the General Partners and their affiliates during the years ended December 31, 1994, 1993 and 1992 and all balances unpaid at December 31, 1994.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	(1),(2)	See page 20.

	(3)	See Index to Exhibits contained herein.

(b)		Reports on Form 8-K.

                No reports on Form 8-K were filed in the fourth quarter of fiscal year 1994.

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

Form 10-K - Item 14 (a) (1) and (2)

MENDIK REAL ESTATE LIMITED PARTNERSHIP

INDEX OF THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES


The following consolidated financial statements of Mendik Real Estate Limited Partnership and Consolidated Venture are included in Item 8:


        Independent Auditors' Report                    F-1

        Consolidated Balance Sheets at
        December 31, 1994 and 1993                      F-2

        Consolidated Statements of Operations
        for the years ended
        December 31, 1994, 1993 and 1992                F-3

        Consolidated Statements of Partners'
        Capital (Deficit) for the years ended
        December 31, 1994, 1993 and 1992                F-3

        Consolidated Statements of Cash Flows
        for the years ended
        December 31, 1994, 1993 and 1992                F-4

	Notes to Consolidated Financial Statements	F-5

        Schedule III - Real Estate and
        accumulated depreciation                        F-18


        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the consolidated financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        MENDIK REAL ESTATE LIMITED PARTNERSHIP

                        BY:     Mendik Corporation
                                General Partner


Date:  March 31, 1995   BY:     s/David R. Greenbaum/
                        Name:   David R. Greenbaum
                        Title:  President





                        BY:     NY Real Estate Services 1 Inc.
                                General Partner


Date:  March 31, 1995   BY:     s/Kenneth L. Zakin/
                        Name:   Kenneth L. Zakin
                        Title:  Director and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                        NY REAL ESTATE SERVICES 1 INC.
                        A General Partner




Date:  March 31, 1995   BY:     s/Kenneth L. Zakin/
                        Name:   Kenneth L. Zakin
                        Title:  Director and President




Date:  March 31, 1995   BY:     s/Mark Sawicki/
                        Name:   Mark Sawicki
                        Title:  Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                        MENDIK CORPORATION
                        A General Partner




Date:  March 31, 1995   BY:     s/Bernard H. Mendik/
                        Name:   Bernard H. Mendik
                        Title:  Chairman and Director




Date:  March 31, 1995   BY:     s/David R. Greenbaum/
                        Name:   David R. Greenbaum
                        Title:  President




Date:  March 31, 1995   BY:     s/Christopher G. Bonk/
                        Name:   Christopher G. Bonk
                        Title:  Senior Vice President and Treasurer



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendik Real Estate Limited Partnership and Consolidated Venture at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP


Boston, Massachusetts
February 15, 1995



Consolidated Balance Sheets
December 31, 1994 and 1993

Assets                                          1994                    1993

Real estate investments, at cost:
        Land                          $   27,137,084          $   27,137,084
        Buildings and improvements       203,335,698             200,255,154

                                         230,472,782             227,392,238
Less-accumulated depreciation            (49,536,517)            (44,575,753)

                                         180,936,265             182,816,485

Properties held for disposition            5,700,000              18,950,000


Cash and cash equivalents                  8,347,080              10,346,684
Restricted cash                            2,111,117               2,390,734
Rents and other receivables
(net of allowance for
doubtful accounts of $618,832
in 1994 and $211,291 in 1993)                774,028                 796,644
Deferred rent receivable                  14,508,937              14,366,146
Other assets, net of accumulated
amortization of $5,038,398 in
1994 and $5,035,517 in 1993                8,090,275               8,131,577

                Total Assets          $  220,467,702          $  237,798,270


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses              $    2,781,817          $    1,335,734
        Due to affiliates                  2,263,552               1,349,919
        Security deposits payable          1,168,590               1,007,873
        Accrued interest payable           2,985,200               2,090,609
        Mortgage and notes payable        94,680,836             107,042,677
        Deferred interest payable                 --                 798,777

                Total Liabilities        103,879,995             113,625,589

Minority interest                         41,535,027              42,946,374

Partners' Capital (Deficit):
        General Partners                  (1,487,096)             (1,425,360)
        Special Limited Partner             (471,998)               (471,998)
        Limited Partners (395,169
        units outstanding)                77,011,774              83,123,665

                Total Partners'
                Capital                   75,052,680              81,226,307

                Total Liabilities
                and Partners' Capital $  220,467,702          $  237,798,270


Consolidated Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                          1994                1993                1992

Rent                    $ 33,708,412        $ 34,333,599        $ 34,094,669
Gain on foreclosure        5,564,391                  --                  --
Interest                     298,457             282,740             342,409

        Total Income      39,571,260          34,616,339          34,437,078

Expenses

Property operating        21,097,441          22,408,960          21,426,266
Depreciation and
amortization              10,706,220          10,498,610          12,730,570
Interest                  10,977,325          10,194,343          10,090,564
General and
administrative               364,286             472,146             466,505
Unrealized loss on
properties held
for disposition            4,010,962           4,240,608          43,166,559

        Total Expenses    47,156,234          47,814,667          87,880,464

Loss before minority
interest                  (7,584,974)        (13,198,328)        (53,443,386)
Minority interest in
loss of consolidated
venture                    1,411,347           1,791,780           1,027,694

    Net Loss            $ (6,173,627)       $(11,406,548)       $(52,415,692)

Net Loss Allocated:

To the General
Partners                $    (61,736)       $   (114,065)       $   (524,156)
To the Limited Partners   (6,111,891)        (11,292,483)        (51,891,536)

                        $ (6,173,627)       $(11,406,548)       $(52,415,692)

Per limited
partnership unit
(395,169) outstanding    $    (15.47)       $     (28.58)       $    (131.31)



Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                                      Special
                        Limited        General        Limited        Total
                        Partners'      Partners'      Partner's      Partners'

Balance at
December 31, 1991 $ 146,307,684     $   (787,139)   $  (471,998) $ 145,048,547
Net loss            (51,891,536)        (524,156)            --    (52,415,692)

Balance at
December 31, 1992    94,416,148       (1,311,295)      (471,998)    92,632,855
Net loss            (11,292,483)        (114,065)            --    (11,406,548)

Balance at
December 31, 1993    83,123,665       (1,425,360)      (471,998)    81,226,307
Net loss             (6,111,891)         (61,736)            --     (6,173,627)

Balance at
December 31, 1994 $  77,011,774     $ (1,487,096)   $  (471,998) $  75,052,680



Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from
Operating Activities:           1994                1993                1992

Net loss               $  (6,173,627)      $ (11,406,548)      $ (52,415,692)
Adjustments to
reconcile net loss to
net cash provided by
operating activities:
   Depreciation and
   amortization           10,706,220          10,498,610          12,730,570
   Gain on foreclosure    (5,564,391)                 --                  --
   Minority interest in
   loss of consolidated
   venture                (1,411,347)         (1,791,780)         (1,027,694)
   Provision for losses
   on rents and
   receivables               426,994                  --                  --
   Unrealized loss on
   properties held for
   disposition             4,010,962           4,240,608          43,166,559
   Increase (decrease)
   in cash arising from
   changes in operating
   assets and liabilities:
       Restricted cash       279,617            (475,920)            509,771
       Rent and other
       receivables          (440,311)          1,010,411            (105,439)
       Deferred rent
       receivable           (344,889)           (729,445)           (908,816)
       Prepaid expenses           --                  --             333,021
       Other assets       (1,866,041)         (1,806,549)         (1,141,102)
       Accounts payable
       and accrued
       expenses            1,269,494            (563,977)             59,024
       Due to affiliates     913,633             843,132             196,493
       Accrued interest
       payable             2,682,521           1,040,181             279,400
       Security deposits
       payable               160,717             440,238             115,741
       Deferred interest
       payable                    --              75,791              31,985

Net cash provided by
operating activities       4,649,552           1,374,752           1,823,821

Cash Flows from Investing Activities:

  Additions to real
  estate investments      (6,787,315)         (2,845,613)         (3,408,765)

Net cash used for
investing activities      (6,787,315)         (2,845,613)         (3,408,765)

Cash Flows from Financing Activities:

  Minority interest -
  cash distribution               --                  --          (1,311,337)
  Proceeds from mortgage
  note payable               138,159           1,388,175           2,598,075

Net cash provided by
financing activities         138,159           1,388,175           1,286,738

Net decrease in cash
and cash equivalents      (1,999,604)            (82,686)           (298,206)
Cash and cash equivalents
at beginning of period    10,346,684          10,429,370          10,727,576

Cash and cash equivalents
at end of period       $   8,347,080        $ 10,346,684        $ 10,429,370

Supplemental Disclosure of Cash Flow Information:

Cash paid during the
period for interest    $   8,294,804        $  9,154,162        $  9,779,179


Non-Cash Disclosure of Financing Activity:

        On December 29, 1994, the Partnership transferred title to the 1351 Washington Boulevard property to New York Life Insurance Company, the mortgage holder, in lieu of foreclosure. The transfer resulted in full satisfaction of the property's debt.

Notes to Consolidated Financial Statements
December 31, 1994, 1993, and 1992

1. Organization
Mendik Real Estate Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate and Agreement of Limited Partnership dated and filed October 30, 1985 (the "Partnership Agreement"), as amended, and subsequently amended and restated on 18, 1986. The Partnership was formed for the purpose of acquiring, maintaining and operating income producing commercial office buildings in the Greater New York Metropolitan Area. The general partners of the Partnership are Mendik Corporation and NYRES1 (See below). The Partnership will continue until December 31, 2025, unless sooner terminated in accordance with the terms of the Partnership Agreement. The Partnership offered Class A units to taxable investors and Class B units to tax exempt investors.

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

2. Liquidity
The commercial real estate market in the Greater New York Metropolitan Area has shown some limited signs of improvement. However, the significant cost of tenant improvements required to be funded under both new and renewal leases has sharply increased the demand for capital by landlords, including the Partnership. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve the Partnership's limited resources, the Partnership has pursued a strategy intended to position each of the Partnership's properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that property, and if necessary, proceeds from borrowings secured by such property.

Park Avenue Property - Although the Partnership continues to lease space at the Property, with the continuing softness in the real estate market, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980's. The Property's cash flow, however, is expected to remain stable for the foreseeable future because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. With the signing of the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at year-end 1994 were approximately $4.5 million over and above a reserve for real estate taxes. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to reestablish reserves.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges under the loan. The indebtedness secured by the Park Avenue Property currently matures in December 1998 (or December 1996 at the option of the lender). The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan, to seek refinancing or sell the property. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to extend with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all. Additionally, the lack of liquidity may hamper the Partnership's ability to secure a buyer for the property at a price acceptable to the Partnership.

The property was 92% and 89% leased at December 31, 1994 and 1993, respectively. During the first quarter of 1995, the Partnership executed a lease for 33,000 square feet, bringing the property's leased rate to 94%.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1995. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement which prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based upon the most recent appraisal of the Saxon Woods Corporate Center which as of December 31, 1994 was $15 million. The loan agreement provides that all available cash flow from the Saxon Woods Corporate Center will be used for expenses incurred at the Saxon Woods Corporate Center prior to borrowing additional funds under the Saxon Woods Line of Credit. The Partnership believes that additional leasing activity, the costs of which will be funded to the extent of borrowings permitted under the Saxon Woods Line of Credit and operating cash flow, may result in an increase in the appraised value of the Property thereby enabling the Partnership to borrow additional amounts available under the Saxon Woods Line of Credit. There can be no assurance that the property's appraised value will increase in the future which would enable the Partnership to borrow additional funds. As of December 31, 1994, the Partnership had borrowed $4,680,836 under the Saxon Woods Line of Credit. The Partnership has made commitments to borrow an additional $364,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,044,836.

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

The property was 78% and 72% occupied at December 31, 1994 and 1993, respectively.

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet (48% of the Property's total leasable space) in the 34th Street Property. The City has the right to terminate the lease on a floor by floor basis without penalty provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million was spent by the Partnership for required tenant improvements. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor in connection with the increase in the annual ground rent in 1992 to $2.25 million.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Both of these provisions will remain in effect pursuant to the terms of the forbearance agreement with FNBC. Through December 31, 1994, Mendik Realty has deferred approximately $906,000 in leasing commissions and management fees with respect to the 34th Street Property. Additionally, the forbearance agreement requires the Partnership to deposit all receipts from the Property in a lockbox at FNBC. FNBC must approve all releases from the lockbox to fund property costs. As of December 31, 1994, approximately $1 million was in the lockbox account maintained at FNBC and available to pay ground rent and real estate taxes on January 1, 1995.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce The First National Bank of Chicago ("FNBC"), the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the 34th Street Line of Credit. Pursuant to the forbearance agreement, FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. On August 15, 1994, an extension of the forbearance agreement was entered into with FNBC extending the forbearance period from June 30, 1994 to December 31, 1994. At the end of 1994, the Partnership obtained a further extension of the forbearance period to June 30, 1995. The forbearance agreement allows the Partnership to pay off the 34th Street Line of Credit for $6 million at any time through June 30, 1995, a substantial discount to the 34th Street Line of Credit's current outstanding balance. Also through June 30, 1995, the Partnership will be permitted to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the forbearance agreement went into effect, the Partnership has not made any interest payments to FNBC. As of December 31, 1994, there was $15 million of principal and approximately $2.3 million of accrued interest outstanding on the 34th Street Line of Credit. The forbearance agreement with FNBC provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at th e same time establishing a cost-effective means to ensure an orderly and efficient transfer of the Property to FNBC in the event the 34th Street Line of Credit cannot be paid off. The Partnership has no assurances that it will be able to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors. Chief among these is the fact that many traditional sources of real estate financing such as banks, insurance companies and pension funds have dramatically curtailed their investment in commercial office properties. Consequently, only a limited number of investors is likely to be available. As a result, the General Partners are seeking to obtain either debt or equity financing even if such financing would entail the Partnership's transferring all or a portion of its interest in the property to the party providing the financing.

As an alternative to refinancing the debt, the General Partners would consider selling the property for a price sufficient to pay off the debt. In the event the Partnership obtains from a third party an offer to purchase the property or provide financing of less than the $6 million required by FNBC, the Partnership would explore with FNBC a pay off at a further discount below the $6 million. Should the Partnership be unable to pay off the 34th Street Line of Credit through a sale of the property or a refinancing by June 30, 1995 or should a further extension of the forbearance agreement not be obtained, the forbearance agreement provides that the Partnership will assign its interest in the property and in the ground lease to the property to FNBC, at FNBC's election, in lieu of foreclosure. Should this assignment occur, the Partnership will lose its investment in the property.

The property was 65% and 64% occupied at December 31, 1994 and 1993, respectively. Subsequent to the end of 1994, a tenant occupying the entire 15th floor, or approximately 4% of the building, abandoned its space in the property in default of its lease and the lease was subsequently terminated by the Partnership. The Partnership is currently attempting to re-lease this space.

Stamford Property - The Partnership previously restructured the non-recourse loan secured by the Stamford Property in 1991. As part of the terms of the restructured loan, Mendik Corporation and an affiliate of NYRES1 loaned in each of 1991, 1992 and 1993 $50,000 and $110,000, respectively, to the Partnership. The loans were required to be deposited in an escrow account. During the first quarter of 1994, the balance of these funds totalling approximately $280,000 was transferred from restricted cash to operating cash and used to pay costs and expenses related to the Stamford Property. As part of the restructured agreement, Mendik Realty also agreed to defer its management fees of approximately $70,000 a year in connection with the Stamford Property in each of calendar years 1991, 1992 and 1993. Mendik Realty continued to defer its management fees in 1994, although it had no obligation to do so.

The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves in the hope that the Stamford real estate market would recover and that, as leases at the Property expired, the Partnership would be able to enter into new or renewal leases at rental rates in excess of the rates being paid by existing tenants under current leases. However, the Stamford real estate market continued to deteriorate resulting in a further erosion of market lease rates. The cash flow from the Stamford Property, together with the loans by Mendik Corporation and an affiliate of NYRES1 and the management fee deferrals by Mendik Realty, were sufficient to cover the Property's operating expenses and debt service obligations through 1993. However, upon the expiration of a 43,100 square foot lease in December 1993 with the property's largest tenant D&B, the Partnership entered into a new lease effective January 1, 1994 with D&B at a significantly reduced rental rate reflecting the deterioration in the market. As a result, as expected, the property's revenue declined significantly and the Partnership failed to make full payment of debt service due on February 10, 1994 through December 10, 1994 with respect to the Stamford
Loan.   A further reduction in the property's cash flow occurred when the
Partnership's lease with ADP for 34,700 square feet expired on June 30, 1994 and ADP signed a renewal lease for only 3,500 square feet. The Partnership was unsuccessful in its attempts to sell the property at a price sufficient to pay off the mortgage. As a result, on December 29, 1994, the Partnership transferred title to the Stamford Property to New York Life in lieu of foreclosure. The transfer resulted in the loss of the Partnership's investment in the prop erty; however, the Partnership was not liable for accrued interest or the principal balance of the mortgage not otherwise satisfied by transfer of the property.

The property was 47% occupied at the date of transfer of the property on December 29, 1994 as compared to 60% occupied at December 31, 1993.

3. Summary of Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the Partnership and of Two Park Company, a joint venture in which the Partnership owns an approximate 60% interest. The joint venture was formed to own and operate a commercial office building. Intercompany accounts and transactions between the Partnership and the venture have been eliminated in consolidation.

Real Estate Investments - Real estate investments which consist of buildings, are recorded at cost, less accumulated depreciation. Cost includes the initial purchase price of the properties plus closing costs, acquisition and legal fees, and capital improvements. Depreciation of the buildings is computed using the straight-line method over an estimated useful life of 25 to 35 years. Depreciation of personal property is computed under the straight-line method over an estimated useful life ranging from 5 to 10 years. Tenant improvements are amortized over the respective lease terms.

During the latter part of 1992 certain events occurred which caused the General Partners to conclude that the Partnership may be unable to hold the 34th Street and Stamford properties on a long term basis. As a result, the Partnership accounted for each of these properties as held for disposition. Accordingly, as of December 31, 1993, these properties were carried at the lower of their depreciated cost or estimated market value. On December 29, 1994, the deed to the Stamford property was transferred to New York Life in lieu of a foreclosure sale. As of December 31, 1994, the carrying value of the 34th Street Property was further reduced to reflect the lower of its depreciated cost or estimated market value.

Reclassifications - Certain 1993 and 1992 amounts have been reclassified to conform with the financial statement presentation used in 1994.

Lease Revenue - Rental income is recognized as earned under the leases. Accordingly, as certain leases of the Partnership provide for tenant occupancy during periods for which no rent or reduced rent is due, the Partnership accrues rental income for the full period of occupancy on a straight-line basis over the related lease terms.

The Partnership has determined that all leases associated with the rental of space at the investment properties are operating leases.

Leasing Commissions - Leasing commissions are capitalized and amortized over the respective lease terms.

Income Taxes - The Partnership allocates all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements as the liabilities for such taxes are those of the partners rather than the Partnership.

Cash and Cash Equivalents - For the purposes of the statements of cash flows, cash and cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance.

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is based upon the limited partnership units outstanding during the year and the loss allocated to the limited partners in accordance with the terms of the Partnership Agreement.

4. The Partnership Agreement
Taxable income and all depreciation for any fiscal year shall be allocated in substantially the same manner as net cash from operations except that depreciation allocated to the limited partners will be allocated solely to the Class A units (for taxable investors). Tax losses for any fiscal year will generally be allocated to the limited partners and special limited partner to the extent of their positive capital accounts and then 99% to the limited partners and 1% to the general partners.

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

Net proceeds from sales or refinancing will be distributed first to the limited partners until each limited partner has received an 8% cumulative annual return (as defined) and then an additional amount equal to his adjusted capital contribution (as defined). Second, the net proceeds from sale or refinancing will be distributed 99% to the special limited partner and 1% to the Mendik Corporation until the special limited partner has received any shortfall on his special cumulative return (as defined). Third, the net proceeds will be distributed to the general partners until the general partners have received their deferred incentive shares (as defined). Thereafter, net proceeds will be distributed 75% to the limited partners, 20.33% to the special limited partner and 4.67% to the general partners. Liquidating proceeds will be distributed to the Partners in proportion to and to the extent of the positive capital account balances of the Partners.

5. Real Estate Investments
The major tenants described below represented 51% of the Partnership's rental income in 1994. See Note 2 for leasing activity.

The Stamford Property In 1985, the Partnership acquired the Stamford Property, a ten-story office building containing approximately 220,000 net rentable square feet (based on current standards of measurement) and an attached parking garage located on 1351 Washington Blvd. in Stamford, Connecticut. The purchase price of the property was $31,250,000. The property was transferred to the lender in lieu of a foreclosure sale on December 29, 1994.

The Saxon Woods Corporate Center In 1986, the Partnership acquired Saxon Woods Corporate Center, two office buildings located in Harrison, New York containing an aggregate of approximately 225,000 net rentable square feet (based on current standards of measurement), from an affiliate of the Partnership.

The property was purchased by the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $21,282,805 was paid from the proceeds of the Partnership's offering and consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The buildings are situated on a 15.28 acre site which is subject to two ground leases, each of which terminates in September 2027 and provides the lessee with the option to renew for two 25-year periods and one 39-year period. Each ground lease provides for an annual net rental of $170,000 with an increase of $20,000 every five years, commencing January 1996. The property was appraised at $15,000,000 at December 31, 1994 and December 31, 1993.

Major tenants at the Saxon Woods Corporate Center are Commodity Quotations which leases 24,540 square feet (10% of the total leasable area) under leases expiring October 31, 2001 and October 31, 1998. Commodity Quotations has the option to cancel the lease expiring October 31, 2001 at the end of the seventh year, October 23, 1998. Icon Capital Corp. leases 29,040 square feet (12% of the total leasable area) under a lease expiring November 30, 2004. Commodity Quotations and Icon Capital Corp represented approximately 14% and 16%, respectively, of the property's rental income in 1994.

The 34th Street Property In 1987, the Partnership acquired the 34th Street Property, an eighteen-story office building containing approximately 627,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased by the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $35,611,400 consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The building is situated on a 46,413 square foot site.

The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provided for annual lease payments of $1.25 million through December 31, 1991 and requires annual lease payments of $2.25 million for the remaining eight years. The ground lease may be renewed at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The property was appraised at $5,700,000 at December 31, 1994. The appraised value at December 31, 1993 was $9,800,000.

The major tenant at the 34th Street property is the City which leases 300,000 square feet (48% of the total leasable area in the property) under a lease expiring February 28, 2001. As with substantially all leases with New York City, the tenant has the right to terminate the lease on a floor by floor basis without penalty provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The City represented approximately 89% of the property's total revenue in 1994.

The Park Avenue Property - In 1987, the Partnership indirectly acquired from an affiliate an approximate 60% interest in a joint venture, Two Park Company, formed in 1986 for the purpose of acquiring and operating a parcel of land located at Two Park Avenue, New York, New York, together with the 28-story office building and related improvements located thereon containing approximately 956,000 net rentable square feet (based on current standards of measurement). The affiliate acquired such interest to facilitate the acquisition by the Partnership. Two Park Company acquired the Park Avenue Property in 1986 from an unaffiliated seller for approximately $151.5 million, $60 million of which was financed by a first mortgage loan. The Partnership acquired its interest by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. The remaining approximate 40% interest in Two Park Company is owned by B & B Park Avenue L.P., an affiliate of Mendik Corporation. At December 31, 1994, the property was appraised at $105,000,000, and the appraised value of the
property net of the minority interest was $62,685,000.   At December 31, 1993,
the property was appraised at $115,000,000, and the appraised value of the property net of the minority interest was $68,655,000.

Major tenants at Two Park Avenue are Times Mirror Magazines, Inc. and its affiliate Newsday, Inc. which lease 262,774 square feet (28% of total leasable area in the property) under two leases expiring June 30, 2004 and National Benefit Life Insurance Company which leases 99,800 square feet (11% of total leasable area in the property) under a lease expiring May 30, 1998. Times Mirror Magazines, Inc. and its affiliate Newsday, Inc. and National Benefit Life Insurance Company represented 32% and 14%, respectively, of the property's total rental income in 1994.

6. Mortgage and Notes Payable
The Partnership is currently only able to incur additional indebtedness secured by the Saxon Woods Property, as a result of the Borrowing Limitation in the Partnership Agreement. (See Note 2).

The Stamford Property The $12,500,000 non-recourse first mortgage loan was for a term of ten years and accrued interest at the rate of 10% per annum through December 10, 1993 and 10.3 % thereafter (See below) (the Stamford Loan ). While the $12,500,000 principal amount exceeded the Borrowing Limitation, it did not exceed the Borrowing Limitation when the loan was incurred. The loan was modified effective January 1, 1991 whereby one-half of the monthly interest payments due under the loan from January 10, 1991 to December 10, 1991 were deferred until July 10, 1996, the loan s maturity date, and bore interest at the rate of 10% per annum (collectively, the "Deferred Interest"). During the period from December 10, 1991 to December 10, 1993, monthly payments of interest only were due at the rate of 10% per annum on the principal balance of the note. In addition, principal amortization payments previously required to be paid commencing August 10, 1991 were deferred until the maturity of the loan. Commencing December 10, 1993 through the maturity date of the loan, interest was payable on the principal balance of the loan and the Deferred Interest at the rate of 10.3% per annum.

The loan modification required that in each of calendar years 1991, 1992 and 1993, (i) Mendik Corporation lend the Partnership $50,000, (ii) an affiliate of NYRES1 lend the Partnership $110,000, and (iii) Mendik Realty Company, Inc. defer management fees of approximately $70,000 a year payable to it in connection with services performed at the Stamford Property. Mendik Realty continued to defer its management fees in 1994.

The loans by Mendik Corporation and the affiliate of NYRES1 were required to be deposited in an escrow account and used only to pay building improvement costs, lease-up costs and operating expenses related to the Stamford Property. During the first quarter of 1994, the property utilized the remaining loan funds. The loans and management fee deferral by Mendik Corporation, Mendik Realty and the affiliate of NYRES1 are on a non-recourse basis and bear interest at the prime rate less 1.25%. Principal and interest is payable on December 31, 2025, or upon termination of the Partnership if earlier, subject to a mandatory prepayment from the net proceeds from the sale of any of the properties, after repayment of all debt secured by the property sold.

The Partnership failed to make full payment of debt service due commencing February 10, 1994 with respect to the Stamford Loan due to a decline in the property's revenue following the extension of D&B's lease in January 1994 at a rate significantly less than the rate paid previously. As a result, the Partnership was in default under the terms of the Stamford Loan. The Partnership was unable to secure a loan modification, and title to the property was transferred to the lender on December 29, 1994 in lieu of a foreclosure sale, resulting in the loss of the Partnership's investment in the property.

The Saxon Woods Corporate Center In September 1991, the Partnership established a non-recourse line of credit of $6,500,000 (the Saxon Woods line of credit ) secured by the Partnership s leasehold interest in the property located at 550/600 Mamaroneck Avenue, Harrison, New York (the Saxon Woods Property ). The Saxon Woods line of credit has a term of five (5) years, is secured by a first leasehold mortgage on the Saxon Woods Property and generally bears interest at the rate of 2.5% per annum in excess of the London Interbank Offered Rate ("LIBOR"). The interest rate was 8.125% at December 31, 1994. In addition, the Partnership is required to pay 1/2% per annum on the undrawn balance of the Saxon Woods line of credit. As additional security for the repayment of the Saxon Woods line of credit, the Partnership deposited $500,000 with the lender, which deposit was used by the Partnership to pay operating expenses in connection with the Saxon Woods Property prior to borrowing any sums under the Saxon Woods line of credit for operating expenses. The Saxon Woods line of credit provides the partnership with a source of funds to pay for those improvements necessary to lease additional space at the property. In order to reduce the need for additional borrowings under the Saxon Woods line of credit, the Partnership has agreed to use all available cash flow from the Saxon Woods Property (which cash flow has been pledged to the lender) for all expenses incurred at the Saxon Woods Property prior to borrowing any additional funds under the Saxon Woods line of credit.

Based on the current appraised value of the Saxon Woods Property, only $6 million of the Saxon Woods line of credit is available to the Partnership due to the Borrowing Limitation. The Partnership believes that the Saxon Woods line of credit will provide the Partnership with a source of funds which should be sufficient to pay for those improvements necessary to lease certain additional space at the property and anticipated operating shortfalls. As of December 31, 1994, the Partnership had borrowed $4,680,836 under the Saxon Woods line of credit and committed to borrow an additional $364,000. The Partnership expects that additional leasing activity, the costs of which will be covered by borrowings from the Saxon Woods Line of Credit and operating cash flow, may result in a further increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6,500,000. The Partnership has the option to request an updated appraisal at any time; however, there can be no assurance that subsequent appraised values for the Property will continue to increase.

The Park Avenue Property - The $60,000,000 first mortgage is for a term of twelve years and accrues interest at the rate of 9.75% per annum. Interest only is payable in monthly installments until the maturity date (December 19, 1998) at which time the full amount of principal and any accrued interest shall be due and payable. On June 15, 1989, Two Park Company placed a second mortgage on the Park Avenue Property in the amount of $10,000,000. Interest only is payable in monthly installments at a rate of 10.791% through June 15, 1992 and thereafter at the rate of 10.625% through December 19, 1998 at which time the full amount of principal and any accrued interest shall be due and payable. On December 26, 1990, Two Park Company placed a third mortgage on the Park Avenue Property in the amount of $5,000,000. Interest only is payable in monthly installments at a rate of 11.5% through its maturity date of December 19, 1998 at which time the full amount of principal and any accrued interest shall be due and payable. The lender has the right to accelerate the maturity date of the first, second and third mortgage loans (collectively the Park Avenue Loans) to a date not earlier than December 19, 1996 upon at least 180 days prior notice.

The Park Avenue Loans are being treated as one loan and at any time upon request of Two Park Company, the lender will combine and consolidate all of the loans to make a non-recourse first mortgage loan in the principal amount of $75,000,000. While the $75,000,000 principal outstanding currently exceeds the Borrowing Limitation, it did not exceed the Borrowing Limitation when the loans were incurred.

The 34th Street Property - On December 12, 1989, the Partnership entered into a loan agreement with First National Bank of Chicago ("FNBC"). The loan provided for a $30,000,000 credit facility in the form of a first mortgage secured by the Partnership's leasehold interest on the 34th Street Property (the 34th Street line of credit ). The lender agreed to advance amounts under the credit facility up to 40% of the lesser of the appraised value of the 34th Street Property or the value thereof as determined by the lender. The credit facility matures on May 31, 1997 and provided the Partnership with the flexibility to draw funds at 110 basis points over Libor, or 110 basis points over FNBC's C.D. rate or at FNBC's prime rate. If the net operating income (as defined) for the property is less than 115% of the projected debt service for the property for any six month period, the lender may increase the interest rate to 125 basis points over Libor or 125 basis points over FNBC's C.D. rate.

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

The Partnership suspended its interest payments to the lender beginning with the September 1992 payment. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the 34th Street Line of Credit with FNBC, under which $15 million of principal and approximately $2.3 million of accrued interest is outstanding at December 31, 1994. Pursuant to the forbearance agreement, FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. The forbearance period was subsequently extended through June 30, 1995. The forbearance agreement allows the Partnership to pay off the 34th Street Line of Credit for $6 million at any time through June 30, 1995, a substantial discount to the 34th Street Line of Credit's current outstanding balance. Also through June 30, 1995, the Partnership will be permitted to make interest payments, based upon the Corporate Base Rate or the prime rate beginning March 19, 1993, to FNBC only to the extent of available cash flow from the 34th Street Property. No interest payments have been made by the Partnership since entering into the forbearance agreement. If the Partnership is not successful in obtaining the financing necessary to pay off the 34th Street Line of Credit by June 30, 1995, or obtaining a further extension, the Partnership has agreed to assign its interest in the property and in the ground lease to the Property to FNBC, at FNBC's election, in lieu of foreclosure. This agreement provides the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount while at the same time establishing a cost-effective means to ensure an orderly and efficient transfer of the Property to FNBC in the event the 34th Street Line of Credit cannot be paid off. The Partnership has no assurances that it will be able to obtain the financing necessary to pay off the 34th Street Line of Credit and any such pay off will depend on numerous factors including general market conditions. Should the Partnership be unable to complete a refinancing, it might result in the loss of the Partnership's investment in the Property.

The deferral of management fees and leasing commissions by Mendik Realty will remain in effect pursuant to the terms of the forbearance agreement. Additionally, the forbearance agreement gives FNBC control of the property's cash flow by requiring the Partnership to maintain a lockbox at FNBC. FNBC will approve all releases of funds from the lockbox. As of December 31, 1994, approximately $1 million was in the lockbox account maintained by FNBC, available to pay real estate taxes and ground rent due on January 1, 1995.

Mortgage and notes payable at December 31, 1994 and 1993 are summarized as follows:

                                                    1994                1993

        Secured by Stamford Property         $        --        $ 12,500,000

        Secured by Saxon Wood Corporate
        Center, bearing interest at
        a blended rate of 7.139%               4,680,836           4,542,677

        Secured by Park Avenue Property,
        bearing interest at a blended
        rate of 10.159%                       75,000,000          75,000,000

        Secured by 34th Street Property,
        bearing interest at a blended
        rate of 7.245%.  The loan is
        currently in default.                 15,000,000          15,000,000

                                             $94,680,836        $107,042,677


The following summarizes the scheduled maturities of the Partnership's mortgage and notes payable. The mortgage and notes payable secured by the 34th Street property are presented as maturing in 1995 due to its default status.

	Year		Amount

        1995         $ 15,000,000
	1996		4,680,836
	1997		-
        1998           75,000,000

                     $ 94,680,836


If the Park Avenue Lender were to exercise its option to accelerate the scheduled maturity date of its loans to the earliest possible permitted date, then the amounts due in 1996 in the above table would be $79,680,836.

7. Rental Income Under Operating Leases
Based upon the leases currently in effect, future minimum rental income from operating leases of the Partnership's properties (which are not cancellable by their terms) as of December 31, 1994 is as follows:



	Year		Amount

        1995         $  29,499,583
	1996		24,635,930
	1997		23,562,798
	1998		20,794,640
	1999		17,912,550
        Thereafter      73,118,403

                     $ 189,523,904


In addition to the minimum rental amounts, substantially all of the leases provide for escalation charges to tenants for operating costs, real estate taxes and electricity. For the years ended December 31, 1994, 1993, and 1992, these amounts were $3,282,904, $3,524,411, and $4,390,234, respectively, which amounts are included in rental income.

8. Transactions With General Partners and Affiliates

Cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of a general partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with a non-affiliate.

The following is a summary of the amounts paid or accrued to the general partners and their affiliates during the years ended December 31, 1994, 1993 and 1992 and all balances unpaid at December 31, 1994:

                               Due To/(From)
                                 Affiliates
                             at December 31,            Paid or Accrued
                                       1994       1994       1993       1992

out of pocket expenses (A)      $        -- $       -- $      981 $    5,803

administrative salaries
and expenses (B)                     47,490     86,021     65,254     66,160

management fees and building
personnel salaries (C)              957,403  1,289,698  1,227,744  1,383,430

cleaning and related
services (D)(E)                     (92,825) 4,072,233  4,166,977  3,607,725

security (F)                             --    378,806    414,219         --

leasing commissions (G)             871,484    555,147    770,710     61,932

loans (H)                           480,000         --         --         --

                                 $2,263,552 $6,381,905 $6,645,885 $5,125,050


(A) The Shareholder Services Group provides partnership accounting and investor relations to the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner.

(B) NYRES1, a general partner, is reimbursed for certain administrative salaries and expenses for services rendered by a non-affiliate in connection with maintaining Partnership operations.

(C) Mendik Realty Company, Inc. ("Mendik Realty"), an affiliate of Mendik Corporation, receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. Salaries and benefits for building personnel, which has remained under the payroll of Mendik Realty, for the years ended December 31, 1994, 1993 and 1992 totalled $515,998, $527,019 and $583,571, respectively. Management fees paid or payable to Mendik Realty totalled $773,700, $700,725 and $799,859 for the years ended December 31, 1994, 1993 and 1992, respectively. These amounts are included in the table. Certain management fees included in the above amounts are being deferred as discussed in Note 6.

(D) Building Maintenance Service Corporation ("BMSC"), an affiliate of Mendik Corporation, performs cleaning and related services at the properties. Such cleaning and related services are provided by BMSC at its cost (plus an allocable share of overhead expenses). Cleaning and related services payable to BMSC totalled $3,278,621, $3,500,062 and $2,910,428 for the years ended December 31, 1994, 1993 and 1992, respectively. The indicated amounts above include salaries and benefits of the property engineering staff, which was transferred from the payroll of Mendik Realty to BMSC's payroll during the first quarter of 1992. The salaries and benefits for these employees were $687,948, $584,942 and $581,112 in 1994, 1993 and 1992, respectively. These amounts are included in the table. Included in the 1993 amounts are certain amounts related to 1992 due to a difference between estimates and actual costs incurred for 1992.

(E) BMSC provides metal and marble cleaning services to the Partnership at its cost (plus an allocable share of overhead expenses), which were $105,664, $81,973 and $116,185 in 1994, 1993 and 1992, respectively. These amounts are included in the table.

(F) Effective January 1, 1993, Guard Maintenance Service Corporation ("GMSC"), an affiliate of Mendik Corporation, began providing security services to the Partnership at its cost (plus an allocable share of overhead expenses), which in 1994 and 1993 totalled $378,806 and $414,219, respectively. This amount is included in the table. Security services paid to unaffiliated third parties for the years ended December 31, 1993 and 1992 were $61,609 and $545,365, respectively. These amounts are not included in the table.

(G) Mendik Realty has agreed to limit the payment of its leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of the Property in such year less leasing commissions paid to other brokers in connection with that property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1994, there were deferred commissions, on a consolidated basis, of approximately $871,484 as a result of deferred leasing commissions from the 34th Street property, the Saxon Woods Corporate Center and the Park Avenue property. Certain leasing commissions are being deferred as per the loan modifications discussed in Note 6.

(H) Mendik Corporation loaned the Partnership $150,000, and an affiliate of NYRES1 loaned the Partnership $330,000 pursuant to the Stamford loan modification discussed in Note 6.
9. Reconciliation of Consolidated Financial
Statement Net Loss and Partners' Capital to Federal Income Tax Basis Net Loss and Partners' Capital

				      Year ended December 31,

                                1994                1993                1992

Financial statement
consolidated net loss    $ 6,173,627         $11,406,548         $52,415,692

Financial statement
write down of real
estate over tax basis
write down of
real estate               (4,010,962)         (4,240,608)        (43,166,559)

Tax basis depreciation
over (under) financial
statement depreciation     1,115,277             971,960          (1,302,679)

Tax basis rental income
(over) under financial
statement rental income     (132,615)            612,639             (63,668)

Tax loss on foreclosure
over financial statement
gain on foreclosure       20,933,471                  --                  --

Tax basis recognition of
loss of consolidated
venture over (under)
financial statement
recognition of loss of
consolidated venture        (272,346)            677,456             685,810

Tax basis expenses over
(under) financial
statement expenses            78,807             (14,086)             28,067

Interest expense
capitalized for Federal
income tax purposes          (13,507)            (38,850)            (76,561)

Other                             --              57,584              21,569

Federal income tax
basis net loss           $23,871,752         $ 9,432,643         $ 8,541,671


Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:

				   Year ended December 31,
                                1994                1993                1992


Financial statement
basis partners'
capital                 $ 75,052,680        $ 81,226,307        $ 92,632,855

Current year financial
statement net loss
over (under) Federal
income tax basis net
loss                     (17,698,122)          1,973,905          43,874,021

Cumulative financial
statement net loss
over Federal income
tax basis net loss        59,078,187          57,104,282          13,230,261

Federal income tax
basis partners'
capital                 $116,432,745        $140,304,494        $149,737,137


Because many types of transactions are susceptible to varying interpretations under Federal and state tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994




                                                 Initial Cost to Partnership

                                                               Buildings and
Description                  Encumbrances           Land        Improvements

Commercial Properties:
Partnership owned:

500/600 Mamaroneck Ave.
Harrison, NY                $   4,680,836   $         --      $   21,282,805

Consolidated Venture:

Two Park Avenue
New York, NY                   75,000,000     27,140,745         130,411,744

                            $  79,680,836   $ 27,140,745      $  151,694,549

Commercial Property
held for disposition:
Partnership owned:

330 West 34th Street
New York, NY                $  15,000,000   $         --      $   35,611,400



                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)

                               December 31, 1994


                                        Cost Capitalized
                                              Subsequent
                                          To Acquisition


                                           Buildings and          Write-down
Description                          Land   Improvements          Adjustment

Commercial Properties:
Partnership owned:

500/600 Mamaroneck Ave.
Harrison, NY                $          --   $  9,122,562      $           --

Consolidated Venture:

Two Park Avenue
New York, NY                       (3,661)    42,518,587                  --

                            $      (3,661)  $ 51,641,149      $           --

Commercial Property
held for disposition:
Partnership owned:

330 West 34th Street
New York, NY                $          --   $ 10,063,369      $  (39,974,769)




                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)

                               December 31, 1994




               Gross Amount at Which Carried at
                      Close of Period


                                   Buildings and                  Accumulated
Description                  Land   Improvements       Total(1)  Depreciation

Commercial Properties:
Partnership owned:

500/600 Mamaroneck Ave.
Harrison, NY         $         --   $ 30,405,367   $ 30,405,367  $  9,976,851

Consolidated Venture:

Two Park Avenue
New York, NY           27,137,084    172,930,331    200,067,415    39,559,666

                     $ 27,137,084   $203,335,698   $230,472,782  $ 49,536,517

Commercial Property
held for disposition:
Partnership owned:

330 West 34th Street
New York, NY         $         --   $  5,700,000   $  5,700,000  $         --



                     MENDIK REALESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)

                               December 31, 1994


                                                               Life on which
                                                                Depreciation
                                                                   in Latest
                              Date of              Date    Income Statements
Description              Construction          Acquired          is Computed

Commercial Properties:
Partnership owned:

500/600 Mamaroneck Ave.
Harrison, NY                1969/1972          09/04/86             25 years

Consolidated Venture:

Two Park Avenue
New York, NY                     1930          09/18/87             35 years

Commercial Property
held for disposition:
Partnership owned:

330 West 34th Street
New York, NY                     1925          04/23/87             25 years

For Federal income tax purposes, the basis of land, building and improvements wholly owned by the partnership at December 31, 1994 and 1993 is $77,192,928 and $117,291,806, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:          1994               1993             1992

Beginning of year         $227,392,238       $227,087,155     $308,743,581
Additions                    6,235,648          1,491,115        3,408,765
Deletions                   (3,155,104)        (1,186,032)     (85,065,191)

End of year               $230,472,782       $227,392,238     $227,087,155

Accumulated Depreciation:

Beginning of year         $ 44,575,753       $ 37,519,673     $ 44,749,922
Depreciation expense         8,115,868          8,242,112       11,668,383
Deletions                   (3,155,104)        (1,186,032)     (18,898,632)

End of year               $ 49,536,517       $ 44,575,753     $ 37,519,673