Form 10-Q
period 1995-03-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1995-05-15
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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


Consolidated Balance Sheets

                                                March 31,       December 31,
Assets                                              1995               1994

Real estate investments, at cost:
        Land                              $   27,137,084     $   27,137,084
        Buildings and improvements           204,285,584        203,335,698

                                             231,422,668        230,472,782
Less-accumulated depreciation                (51,665,940)       (49,536,517)

                                             179,756,728        180,936,265

Properties held for disposition                5,700,000          5,700,000
Less-accumulated depreciation                    (71,548)                --

                                               5,628,452          5,700,000

Cash and cash equivalents                      4,935,377          8,347,080
Restricted cash                                1,564,008          2,111,117
Rents and other receivables (net
of allowance for doubtful
accounts of $65,009 in 1995
and $618,832 in 1994)                            422,386            774,028
Deferred rent receivable                      14,249,080         14,508,937
Other assets, net of accumulated
amortization of $6,892,250 in
1995 and $5,038,398 in 1994                    9,637,677          8,090,275

                Total Assets              $  216,193,708     $  220,467,702


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable and
        accrued expenses                  $    1,021,948     $    2,781,817
        Due to affiliates                      1,641,604          2,168,718
        Security deposits payable                997,444          1,168,590
        Accrued interest payable               3,417,679          3,080,034
        Mortgage and notes payable            94,680,836         94,680,836

                Total Liabilities            101,759,511        103,879,995

Minority interest                             41,130,742         41,535,027

Partners' Capital (Deficit):
        General Partners                      (1,504,588)        (1,487,096)
        Special Limited Partner                 (471,998)          (471,998)
        Limited Partners                      75,280,041         77,011,774

                Total Partners' Capital       73,303,455         75,052,680

                Total Liabilities and
                Partners' Capital         $  216,193,708     $  220,467,702



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                                       Special
                            Limited       General      Limited
                           Partners      Partners      Partner         Total

Balance at
December 31, 1994     $  77,011,774  $ (1,487,096)  $ (471,998) $ 75,052,680
Net loss                 (1,731,733)      (17,492)          --    (1,749,225)
Balance at
March 31, 1995        $  75,280,041  $ (1,504,588)  $ (471,998) $ 73,303,455



Consolidated Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                              1995               1994

Rent                                      $    7,654,405     $    8,355,166
Interest                                          17,797             68,123

        Total Income                           7,672,202          8,423,289

Expenses

Property operating                             4,800,180          5,369,103
Depreciation and amortization                  2,587,884          2,666,723
Interest                                       2,338,541          2,418,345
General and administrative                        99,107             94,803

        Total Expenses                         9,825,712         10,548,974

Loss before minority interest                 (2,153,510)        (2,125,685)
Minority interest in loss of
   consolidated venture                          404,285            427,144

        Net Loss                          $   (1,749,225)    $   (1,698,541)

Net Loss Allocated:

To the General Partners                   $      (17,492)    $      (16,985)
To the Limited Partners                       (1,731,733)        (1,681,556)

                                          $   (1,749,225)    $   (1,698,541)

Per limited partnership unit
        (395,169) outstanding                  $   (4.38)         $   (4.26)



Consolidated Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:               1995               1994

Net loss                                  $   (1,749,225)    $   (1,698,541)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
        Depreciation and amortization          2,587,884          2,666,723
        Minority interest in loss of
        consolidated venture                    (404,285)          (427,144)
        Increase (decrease) in cash arising
        from changes in operating assets
        and liabilities:
                Restricted cash                  547,109          1,358,305
                Rent and other receivables       351,642            (58,842)
                Deferred rent receivable         259,857            (53,466)
                Other assets                  (1,934,315)        (2,379,275)
                Accounts payable and
                accrued expenses              (1,759,869)           741,223
                Due to affiliates               (527,114)          (454,120)
                Security deposits payable       (171,146)            (8,339)
                Accrued interest payable         337,645            362,709

Net cash provided by (used for)
operating activities                          (2,461,817)            49,233

Cash Flows from Investing Activities:

        Additions to real estate assets         (949,886)          (907,010)

Net cash used for investing activities          (949,886)          (907,010)

Cash Flows from Financing Activities:

        Proceeds from mortgage note payable           --            138,159

Net cash provided by financing activities             --            138,159

Net decrease in cash and cash equivalents     (3,411,703)          (719,618)
Cash and cash equivalents at beginning
of period                                      8,347,080         10,346,684

Cash and cash equivalents at end
of period                                 $    4,935,377     $    9,627,066

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest  $    2,000,896     $    2,055,636



Notes to the Consolidated Financial Statements

The unaudited financial statements presented should be read in conjunction with the Partnership's annual 1994 audited financial statements within form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to fairly present the statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

 34th Street Property - In May 1995, the Partnership successfully negotiated an agreement in principle with The First National Bank of Chicago ("FNBC"), the property's lender, to reduce the amount needed to pay off the loan to $1.75 million compared to the property's outstanding debt balance of approximately $17.3 million including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million needed to complete the buy out of the mortgage on an unsecured basis prior to June 30, 1995. The loan will bear interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street Property. In addition, any net proceeds realized from the conveyance or refinancing of the 34th Street Prop any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The loan will mature upon the earlier of December 31, 2025 or the termination of the Partnership and will not be secured by a mortgage on the property, but will remain an unsecured obligation of the Partnership. In connection with the loan, Mendik Realty Company, Inc., an affiliate of Mendik Corporation, agreed to continue to defer its management fees of approximately $170,000 a year and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the property. FNBC's agreement to accept only $1.75 million in full satisfaction of the mortgage effectively means that substantially all of the outstanding principal balance was forgiven by FNBC. As a result of the successful buy out, the Partnership will be able to retain its interest in the property and have the opportunity to benefit from any improvement in the market.

Reclassifications - Certain 1994 amounts have been reclassified to conform with the financial statement presentation used in 1995.

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

During the three months ended March 31, 1995, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, and (iii) the deferral of property management fees and leasing commissions by certain affiliates of the General Partners with respect to certain of the Properties. It is expected that funds from each of these sources may be reduced or unavailable in the future.

Park Avenue Property - Since January 1, 1995, the Partnership has signed new and renewal leases for approximately 33,000 square feet or approximately 3% of the leasable area in the property. Although the Partnership continues to lease space at the property, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980s, due to the continuing softness in the real estate market.
The property's cash flow, however, is expected to remain stable over the near term because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for the new leases as well as cert ain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at March 31, 1995 were approximately $3.7 million. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to re-establish reserves.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges. The indebtedness secured by the Park Avenue Property currently matures in December 1998 (or December 1996 at the option of the lender and with 180 days written notice). The Partnership expects, as the maturity of the loan approaches, to commence negotiations to extend the existing loan, to seek refinancing or sell the property. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to obtain an extension with the existing lender or refinance with a new lender, on terms acceptable to the Partnership or at all. Additionally, the lack of liquidity may hamper the Partnership's ability to secure a buyer for the property at a price acceptable to the Partnership.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations over the remainder of 1995. Although the non-recourse line of credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit") is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a property in excess of 40% of the then-appraised value of such property (or 40% of the value of such property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate Center which was $15 million as of December 31, 1994. The loan agreement provid es that all available cash flow from the property will be used for expenses incurred at the property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be funded in part by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. However, there can be no assurance that the property's appraised value will increase in the future. As of March 31, 1995, the Partnership had borrowed $4,680,836 under the Saxon Woods Line of Credit. The Partnership has made commitments to borrow an additional $364,000 which would increase the total borrowings on the Saxon Woods Line of Credit to $5,044,836.

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

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York (the "City") effective August 1, 1992 for approximately 300,000 square feet (48% of the property's total leasable space) in the 34th Street Property. The City has the right to terminate the lease on a floor by floor basis, provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million was spent by the Partnership for required tenant improvements. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor which would otherwise have been required in connection with the increase in the annual ground rent in 1992 to $2.25 million.

During 1992, the cash flow from the 34th Street Property did not cover its debt service obligations after payment of operating expenses, and it was not expected to meet its debt service obligations in 1993. As a result, in order to conserve the Partnership's limited working capital reserves and induce The First National Bank of Chicago ("FNBC"), the Property's lender, to modify the mortgage's terms, the Partnership suspended its interest payments to FNBC beginning in September 1992. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the 34th Street Line of Credit (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, FNBC agreed to forbear from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. In addition, the Forbearance Agreement provided the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount to the 34th Street Line of Credi t's outstanding balance, and permitted the Partnership to make interest payments to FNBC only to the extent of available cash flow from the 34th Street Property. Since the Forbearance Agreement went into effect, the Partnership has not made any interest payments to FNBC. On August 15, 1994 an extension of the Forbearance Agreement was entered into with FNBC extending the forbearance period from June 30, 1994 to December 31, 1994. At the end of 1994, the Partnership obtained a further extension of the forbearance period to June 30, 1995.

In May 1995, the Partnership successfully negotiated an agreement in principle with FNBC to reduce the amount needed to pay off the loan to $1.75 million compared to the property's outstanding debt balance of approximately $17.3 million including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million needed to complete the buy out of the mortgage prior to June 30, 1995. The loan will bear interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street Property. In addition, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The loan will mature upon the earlier of December 31, 2025 or the termination of the Partnership and will not be secured by a mortgage on the property, but will remain an unsecured obligation of the Partnership. In connection with the loan, Mendik Realty Company, Inc., an affiliate of Mendik Corporation, agreed to continue to defer its management fees of approximately $170,000 a year and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the property. FNBC's agreement to accept only $1.75 million in full satisfaction of the mortgage effectively means that substantially all of the outstanding principal balance was forgiven by FNBC. As a result of the successful buy out, the Partnership will be able to retain its interest in the property and have the opportunity to benefit from any improvement in the market.

The Forbearance Agreement required the Partnership to deposit all receipts from the Property into a lockbox at FNBC. FNBC approved all releases from the lockbox to fund property costs. As of March 31, 1995, approximately $567,000 was in the lockbox account maintained at FNBC.

During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property on a long-term basis. As a result, the Partnership accounted for the property as held for disposition. Accordingly, the carrying value of the property was reduced to the lower of its depreciated cost or estimated market value on December 31, 1994.

Cash Reserves - The Partnership's consolidated cash reserves decreased by $3,411,703 to $4,935,377 at March 31, 1995 from $8,347,080 at December 31, 1994 primarily as a result of the payment of real estate taxes in January and significant reductions in accounts payable at the Park Avenue Property. During the three months ended March 31, 1995, approximately $1 million was expended for property improvements at the Park Avenue Property and Saxon Woods Corporate Center in connection with leasing activity and other building improvements. These expenditures were funded by cash flow from operations generated during the three months ended March 31, 1995 and Partnership cash reserves.

Other assets at March 31, 1995 were $9,637,677, an increase of $1,547,402 from the balance of $8,090,275 at December 31, 1994. The increase primarily is attributable to prepaid real estate taxes.

Accounts payable and accrued expenses decreased $1,759,869 to $1,021,948 at March 31, 1995 from $2,781,817 at December 31, 1994 primarily due to payments made related to building and tenant improvement work at the Park Avenue Property. Accrued interest payable increased primarily due to first quarter 1995 interest on the 34th Street Property.

Due to affiliates decreased $527,114 to $1,641,604 at March 31, 1995 from $2,168,718 at December 31, 1994, reflecting prepaid cleaning and related service charges netted against other amounts due to affiliates primarily consisting of deferred management fees and leasing commissions, and loans.

Results of Operations
For the three months ended March 31, 1995, the Partnership used $2,461,817 in net cash for operating activities compared to generating net cash from operating activities of $49,233 during the corresponding period in 1994. The difference is primarily attributable to the decrease in accounts payable. The Partnership sustained a net loss of $1,749,225 for the three months ended March 31, 1995 as compared to $1,698,541 for the three months ended March 31, 1994 as a reduction in rental income was partially offset by declines in property operating expenses, and depreciation and amortization.

Rental income for the three months ended March 31, 1995 was $7,654,405 compared to $8,355,166 for the three months ended March 31, 1994. Rental income declined primarily due to the absence of rental income from the property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property") as a result of the Partnership transferring title to the property to the lender on December 29, 1994 in lieu of foreclosure. In addition, the Partnership wrote off deferred rent receivable for a tenant that prematurely abandoned its space in the 34th Street Property.

Property operating expenses and depreciation and amortization for the three months ended March 31, 1995 declined from the corresponding period in 1994 due to the transfer of the Stamford Property. Also contributing to the decline in property operating expenses was a reduction in utilities and real estate taxes at the Park Avenue Property.

Leased space at each of the properties as of March 31, 1995 and 1994 was as follows: Park Avenue Property - 94% vs. 92%; Saxon Woods Corporate Center, 550 Mamaroneck Avenue - 99% vs. 94%, 600 Mamaroneck Avenue - 64% vs. 56%; 34th Street Property - 65% vs. 64%.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits: None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MENDIK REAL ESTATE LIMITED PARTNERSHIP

                                BY:     NY REAL ESTATE SERVICES 1 INC.
                                        General Partner


Date:  May 15, 1995		BY:	s/Kenneth L. Zakin/
                                Name:   Kenneth L. Zakin
                                Title:  President and Director




Date:  May 15, 1995		BY:	s/Mark Sawicki/
                                Name:   Mark Sawicki
                                Title:  Vice President and Chief Financial
                                        Officer