Form 10-Q
period 1995-06-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1995-08-14
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-15463


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


        New York                                        11-2774249
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)                     identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attention: Andre Anderson                                   10285
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



Consolidated Balance Sheets

                                                June 30,        December 31,
Assets                                             1995                1994

Real estate investments:
        Land                              $  27,137,084       $  27,137,084
        Buildings and improvements          211,464,605         209,035,698

                                            238,601,689         236,172,782
Less-accumulated depreciation               (53,848,938)        (49,536,517)

                                            184,752,751         186,636,265

Cash and cash equivalents                     6,910,243           8,347,080
Restricted cash                               1,015,173           2,111,117
Rents and other receivables (net of
  allowance for doubtful
  accounts of $119,095 in 1995 and
  $618,832 in 1994)                             409,935             774,028
Deferred rent receivable                     14,544,868          14,508,937
Other assets, net of accumulated
amortization of $5,701,259 in 1995
and $5,038,398 in 1994                        7,995,273           8,090,275

                Total Assets              $ 215,628,243       $ 220,467,702


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable and
        accrued expenses                  $     683,205       $   2,781,817
        Due to affiliates                     1,887,700           2,263,552
        Security deposits payable             1,015,362           1,168,590
        Accrued interest payable                625,466           2,985,200
        Mortgage and notes payable           80,044,524          94,680,836
        Note payable due to affiliate         1,750,000                  --

                Total Liabilities            86,006,257         103,879,995

Minority interest                            40,961,248          41,535,027

Partners' Capital (Deficit):
        General Partners                             --          (1,487,096)
        Special Limited Partner                      --            (471,998)
        Limited Partners                     88,660,738          77,011,774

                Total Partners' Capital      88,660,738          75,052,680

                Total Liabilities and
                Partners' Capital         $ 215,628,243       $ 220,467,702



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                                         Special
                           Limited         General       Limited
                          Partners        Partners       Partner         Total

Balance at
December 31, 1994     $ 77,011,774    $ (1,487,096)   $ (471,998) $ 75,052,680
Net income              11,648,964       1,487,096       471,998    13,608,058

Balance at
June 30, 1995         $ 88,660,738    $         --    $       --  $ 88,660,738



Consolidated Statements of Operations

                               Three months ended            Six months ended
                                    June 30,                     June 30,
Income                         1995          1994           1995          1994

Rent                   $  8,452,972  $  7,935,400   $ 16,107,377  $ 16,290,566
Interest                     65,440        41,078         83,237       109,201

        Total Income      8,518,412     7,976,478     16,190,614    16,399,767

Expenses

Property operating        4,654,612     4,977,725      9,454,792    10,346,828
Depreciation and
amortization              2,445,132     2,685,677      5,033,016     5,352,400
Interest                  2,383,604     2,830,964      4,722,145     5,249,309
General and
administrative               95,009        78,357        194,116       173,160

        Total Expenses    9,578,357    10,572,723     19,404,069    21,121,697

        Loss before
        minority interest
        and extraordinary
        item             (1,059,945)   (2,596,245)    (3,213,455)   (4,721,930)

Minority interest in
loss of consolidated
venture                     169,494       458,388        573,779       885,532

        Loss before
        extraordinary
        item               (890,451)   (2,137,857)    (2,639,676)   (3,836,398)

Extraordinary Item

Gain on retirement
of debt                  16,247,734            --     16,247,734            --


Net Income (Loss)      $ 15,357,283  $ (2,137,857)  $ 13,608,058  $ (3,836,398)


Net Income (Loss) Allocated:

To the General
Partners               $  1,504,588  $    (21,379)  $  1,487,096  $    (38,364)
To the Limited Partners  13,380,697    (2,116,478)    11,648,964    (3,798,034)
To the Special
Limited Partner             471,998            --        471,998            --

                       $ 15,357,283  $ (2,137,857)  $ 13,608,058  $ (3,836,398)


Per limited partnership
unit (395,169)
outstanding:

  Net loss before
  extraordinary item        $ (2.23)      $ (5.35)       $ (6.61)      $ (9.61)

  Net Income (Loss)         $ 33.86       $ (5.35)       $ 29.48       $ (9.61)



Consolidated Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995            1994

Net income (loss)                              $  13,608,058   $  (3,836,398)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
        Depreciation and amortization              5,033,016       5,352,400
        Minority interest in loss of
        consolidated venture                        (573,779)       (885,532)
        Gain on retirement of debt               (16,247,734)             --
        Increase (decrease) in cash
        arising from changes
	in operating assets and liabilities:
                Restricted cash                    1,095,944         556,990
                Rent and other receivables           364,093         341,182
                Deferred rent receivable             (35,931)         43,595
                Other assets                        (625,593)       (746,615)
                Accounts payable and accrued
                expenses                            (539,527)         29,840
                Due to affiliates                   (375,852)       (204,463)
                Security deposits payable           (153,228)         (6,963)
                Accrued interest payable             638,000       1,192,139

Net cash provided by operating activities          2,187,467       1,836,175

Cash Flows from Investing Activities:

        Additions to real estate assets           (2,428,907)     (1,399,984)
        Accounts payable - real estate assets     (1,559,085)       (102,372)

Net cash used for investing activities            (3,987,992)     (1,502,356)

Cash Flows from Financing Activities:

        Proceeds from notes payable                2,113,688         138,159
        Payments of principal on notes payable    (1,750,000)             --

Net cash provided by financing activities            363,688         138,159

Net increase (decrease) in cash and
cash equivalents                                  (1,436,837)        471,978
Cash and cash equivalents at
beginning of period                                8,347,080      10,346,684

Cash and cash equivalents at end of period     $   6,910,243   $  10,818,662


Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest       $   4,084,145   $   4,057,170


Supplemental Disclosure of Non Cash Financing Activities:

On June 26, 1995 the Partnership completed the buy out of the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street property for $1.75 million. As of that date, there was $15 million of principal outstanding and accrued interest of $2,997,734. To complete the buy out the Partnership received a loan from an affiliate of the NY Real Estate Services 1 Inc. general partner in the amount of $1.75 million.

Notes to the Consolidated Financial Statements

The unaudited financial statements presented should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to fairly present the statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

34th Street Property -- In May 1995, the Partnership successfully negotiated an agreement with The First National Bank of Chicago ("FNBC"), the property's lender, to reduce the amount needed to pay off the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit") to $1.75 million compared to the property's outstanding debt balance of approximately $18 million including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million needed to complete the buy out of the 34th Street Line of Credit prior to June 30, 1995 (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was for NBC. On June 26, 1995, the Partnership completed the buy out of the 34th Street Line of Credit. As a result of the successful buy out, the Partnership will be able to retain its interest in the property and will have the opportunity to benefit from any improvement in the market.

The NYRES1 Loan bears interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street Property. To the extent that interest has not been paid on a current basis from the property's cash flow, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The NYRES1 Loan matures upon the earlier of December 31, 2025 or the termination of the Partnership and is not secured by a mortgage on the property, but remains an unsecured obligation of the Partnership. In connection with the NYRES1 Loan, Mendik Realty Company, Inc., an affiliate of Mendik Corporation, agreed to continue to defer its management fees and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the property.

Reclassifications -- Certain 1994 amounts have been reclassified to conform with the financial statement presentation used in 1995.



Part I., Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources
The commercial real estate market in the Greater New York Metropolitan Area has shown some limited signs of improvement. However, the significant cost of tenant improvements required to be funded under both new and renewal leases and the resulting demand for capital by landlords, including the Partnership, has remained high. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve its limited resources, the Partnership has pursued a strategy intended to position each of the Partnership's Properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that Property, and, if necessary, proceeds from borrowings secured by such Property.

During the six months ended June 30, 1995, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions by certain affiliates of the General Partners with respect to certain of the Properties, and (iv) proceeds from the non-recourse line of credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). It is expected that funds from each o f these sources may be reduced or unavailable in the future.

Park Avenue Property - Since January 1, 1995, the Partnership has signed new and renewal leases for approximately 40,000 square feet or approximately 4% of the leasable area in the property. The Partnership is currently negotiating several new and renewal leasing transactions which, in aggregate, total approximately 97,700 square feet. If these leases are completed, the property's leased rate would increase to 98%. Although the Partnership continues to lease space at the property, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980s, due to the continuing softness in the real estate market. The property's cash flow, however, is expected to remain stable over the near term because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership. The costs of leasing space at the proper ty are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at June 30, 1995 were approximately $4.6 million. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to re-establish reserves.

One of the major tenants in the Park Avenue Property is Times Mirror Magazines Inc. and its affiliate Newsday Inc. which, in aggregate, lease approximately 259,000 square feet or 27% of the property's total leasable area. Their leases expire on June 30, 2004. Newsday Inc. occupies approximately 79,000 square feet and although Newsday recently discontinued its New York City publication, the Partnership expects that Newsday Inc. will continue to honor its lease obligations.

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

Saxon Woods Corporate Center - Occupancy at the property has remained relatively stable over the past six months. However, as a result of various lease expirations and defaults by tenants, occupancy is expected to decline in the third quarter. Nevertheless, the Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations for the foreseeable future. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a property in excess of 40% of the then-appraised value of such property (or 40% of the value of such property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate C enter which was $15 million as of December 31, 1994. The loan agreement provides that all available cash flow from the property will be used for expenses incurred at the property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be funded in part by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. However, there can be no assurance that the property's appraised value will increase in the future. As of June 30, 1995, the Partnership had borrowed $5,044,524 under the Saxon Woods Line of Credit.

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

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York (the "City") effective August 1, 1992 for approximately 300,000 square feet (48% of the property's total leasable space) in the 34th Street Property. The City has the right to terminate the lease on a floor by floor basis, provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Subsequent to the end of the second quarter, the tenant occupying the entire 16th floor or approximately 3% of the building abandoned its space in the 34th Street Property in default of its lease. The Partnership is cu rrently negotiating leases for approximately 185,000 square feet in the property on a substantially "as is" basis which, if executed, would increase the property's leased rate to approximately 90%.

On August 12, 1993, the Partnership entered into a forbearance agreement with The First National Bank of Chicago ("FNBC"), the Property's lender, which modified the 34th Street Line of Credit (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, FNBC agreed to forbear from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. In addition, the Forbearance Agreement provided the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount to the 34th Street Line of Credit's outstanding balance.

In May 1995, the Partnership successfully negotiated an agreement with FNBC to reduce the amount needed to pay off the 34th Street Line of Credit to $1.75 million, compared to the property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million needed to complete the buy out of the 34th Street Line of Credit prior to June 30, 1995. FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance was forgiven by FNBC. On June 26, 1995, the Partnership completed the buy out of the 34th Street Line of Credit. As a result of the successful buy out, the Partnership will be able to retain its interest in the property and have the opportunity to benefit from any improvement in the market.

The NYRES 1 Loan bears interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street Property. To the extent that interest has not been paid on a current basis from the property's cash flow, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The NYRES 1 Loan matures upon the earlier of December 31, 2025 or the termination of the Partnership and is not secured by a mortgage on the property, but remains an unsecured obligation of the Partnership. In connection with the NYRES 1 Loan, Mendik Realty Company, Inc., an affiliate of Mendik Corporation, agreed to continue to defer its management fees and leasing commissions associated with any additional leasing activity that would otherwise have been pa yable with respect to the property.

The Forbearance Agreement required the Partnership to deposit all receipts from the Property into a lockbox at FNBC. As a result of the successful buy out of the 34th Street Line of Credit, funds maintained in the lockbox totalling approximately $943,000, and reflected under restricted cash, were released to the Partnership and added to reserves.

During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property on a long-term basis. As a result, the Partnership accounted for the property as held for disposition. Accordingly, the carrying value of the property was reduced to the lower of its depreciated cost or estimated market value. Now that the Partnership has replaced the first mortgage debt on the property with the NYRES 1 Loan, the property will again be accounted for as a real estate investment.

Cash Reserves - The Partnership's consolidated cash reserves decreased by $1,436,837 to $6,910,243 at June 30, 1995 from $8,347,080 at December 31, 1994 primarily as a result of the payment of real estate taxes in January and significant reductions in accounts payable at the Park Avenue Property. During the six months ended June 30, 1995, approximately $2.4 million was expended for property improvements at the Park Avenue Property and Saxon Woods Corporate Center in connection with leasing activity and other building improvements. These expenditures were funded by cash flow from operations generated during the six months ended June 30, 1995, proceeds from the Saxon Woods Line of Credit and Partnership cash reserves.

Accounts payable and accrued expenses decreased $2,098,612 to $683,205 at June 30, 1995 from $2,781,817 at December 31, 1994 primarily due to payments made related to building and tenant improvement work at the Park Avenue Property. Accrued interest payable and mortgage and notes payable decreased primarily due to the buy out of the 34th Street Line of Credit.

Results of Operations
For the six months ended June 30, 1995, the Partnership generated net cash from operating activities of $2,187,467 compared to $1,836,175 during the corresponding period in 1994. The increase is primarily attributable to reductions in property operating expenses and FNBC's release of the funds maintained in the lockbox partially offset by the decrease in accounts payable. The Partnership generated net income of $15,357,283 and $13,608,058, respectively, for the three and six months ended June 30, 1995 as compared to net losses of $2,137,857 and $3,836,398, respectively, for the three and six months ended June 30, 1994. The change from net loss to net income is attributable to a $16,247,734 extraordinary gain recognized on the retirement of the 34th Street Line of Credit. Without the extraordinary gain, the Partnership generated net losses of $890,451 and $2,639,676 for the three and six months ended June 30, 1995. The lower net losses in the 1995 periods excluding the gain are pri marily attributable to decreases in property operating expenses, depreciation and amortization, and interest expense. In the three month period, increased rental income also contributed to the lower net loss.

Rental income for the three and six months ended June 30, 1995 was $8,452,972 and $16,107,377, respectively, compared to $7,935,400 and $16,290,566 for the three and six months ended June 30, 1994. Rental income was relatively unchanged as the absence of rental income from the property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"), resulting from the Partnership's transferring title to the property to the lender on December 29, 1994 in lieu of foreclosure, was offset by increased income at the Park Avenue Property and Saxon Woods Corporate Center resulting from new leases executed over the past year. Further reducing rental income in the 1995 six-month period was the Partnership's write-off of deferred rent receivable for a tenant that prematurely abandoned its space in the 34th Street Property during the first quarter of 1995.

Property operating expenses, depreciation and amortization, and interest expense for the three and six months ended June 30, 1995 declined from the corresponding periods in 1994 primarily due to the transfer of the Stamford Property. Also contributing to the decline in property operating expenses was a reduction in utilities expense and real estate taxes at the Park Avenue Property.

Leased space at each of the properties as of June 30, 1995 and 1994 was as follows: Park Avenue Property - 95% vs. 89%; Saxon Woods Corporate Center, 550 Mamaroneck Avenue - 99% vs. 94%, 600 Mamaroneck Avenue - 71% vs. 56%; 34th Street Property - 65% vs. 64%.


PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits:

                        10 a. Reimbursement Agreement among Mendik Real Estate Limited Partnership, Mendik Realty Company, Inc., Mendik Corporation and DAG Lending Corp.

                        10 b. Letter Agreement among the Partnership and the First National Bank of Chicago.

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MENDIK REAL ESTATE LIMITED PARTNERSHIP

                                BY:     NY REAL ESTATE SERVICES 1 INC.
                                        General Partner


Date:  August 14, 1995		BY:	s/Kenneth L. Zakin/
                                Name:   Kenneth L. Zakin
                                Title:  President and Director




Date:  August 14, 1995		BY:	s/Mark Sawicki/
                                Name:   Mark Sawicki
                                Title:  Vice President and Chief Financial
                                        Officer


                                  EXHIBIT 10a.


                            REIMBURSEMENT AGREEMENT


        REIMBURSEMENT AGREEMENT, dated as of the 30th day of May, 1995, among Mendik Real Estate Limited Partnership ("RELP"), Mendik Realty Company, Inc. ("MRC"), Mendik Corporation ("Mendik"), each having an office at 330 Madison Avenue, New York, New York, and DAG Lending Corp. ("DAG") (as successor to SLH Lending Corp. ("SLH")), having an office at 200 Vesey Street, 29th Floor, New York, New York 10285, Attention: Kenneth L. Zakin.

                              W I T N E S S E T H:

        WHEREAS, RELP is the owner of certain property located at 330 West 34th Street, New York, New York (the "Property") and of various other properties (the "Other Properties"); and

        WHEREAS, simultaneously herewith RELP and The First National Bank of Chicago ("FNBC") are entering into an agreement (the "FNBC Agreement") pursuant to which RELP would agree to satisfy the loan previously made to RELP by FNBC with respect to the Property, by payment to FNBC of an amount equal to One Million Seven Hundred Fifty Thousand Dollars ($1,750,000) (the "Satisfaction Amount"); and

        WHEREAS, in connection with the FNBC Agreement, DAG has agreed to loan to RELP, an amount equal to the Satisfaction Amount (the "DAG Loan"); and

        WHEREAS, MRC agreed to defer the management fees and leasing commissions payable by RELP to MRC with respect to the Property (the amounts being deferred hereunder being collectively referred to herein as the "Management Fees") in accordance with the provisions of the Agreement (the "MRC Agreement"), dated as of January 1, 1992, among RELP, MRC, Mendik and SLH; and

        WHEREAS, pursuant to the Reimbursement Agreement (the "1351 Reimbursement Agreement"), dated as of January 1, 1991, among RELP, MRC, Mendik and SLH, the parties thereto agreed to the terms and conditions upon which RELP would repay (i) to Mendik the Mendik Loans (as such term is defined in the 1351 Reimbursement Agreement) and to SLH the Shearson Loans (as such term is defined in the 1351 Reimbursement Agreement) in connection with the property then owned by RELP known as 1351 Washington Boulevard, Stamford, Connecticut ("1351") and
(ii) to MRC certain deferred management fees with respect to 1351 for calendar years 1991, 1992 and 1993 (such deferred management fees, together with management fees deferred by MRC with respect to 1351 for calendar year 1994, being collectively referred to herein as the "1351 Management Fees"; the Mendik Loans, the Shearson Loans and the 1351 Management Fees, together with interest accrued thereon in accordance herewith, being hereinafter referred to collectively as the "1351 Loans"); and

        WHEREAS, the parties hereto desire (i) to amend and restate the MRC Agreement to provide, inter alia, for the continued deferral of the Management Fees (hereinafter defined), (ii) to set forth the terms and conditions upon which the DAG Loan shall be repaid and upon which the Management Fees shall be paid, and (iii) to amend and restate the 1351 Reimbursement Agreement in order to set forth the terms and conditions upon which the 1351 Loans shall be repaid.

        NOW, THEREFORE, for good and valuable consideration, the receipt and legal sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. For the purposes of this Agreement, the following terms shall have the following meanings:

        "Interest Rate" shall mean simple interest at the rate publicly announced from time to time by Morgan Guaranty Trust Company of New York or its successor as its prime rate (or such other term as may be used by Morgan Guaranty Trust Company of New York, from time to time, for the rate presently referred to as its prime rate), less one and one-quarter percent (1.25%) per annum.

        "Maturity Date" shall mean December 31, 2025 or such earlier date as the existence of RELP shall terminate pursuant to the terms and provisions of the Amended and Restated Certificate and Agreement of Limited Partnership of RELP (the "Partnership Agreement"), as the same may be amended from time to time, or otherwise as provided by law.

        "Net Cash Flow" shall mean Net Cash from Operations (as such term is defined in the Partnership Agreement), except that for purposes of this Agreement, Net Cash from Operations shall be determined (i) with reference only to the Property, and (ii) excluding any payments to be made with respect to the DAG Loan and the Management Fees, or any interest payable thereon in accordance with this Agreement.

        "Net Proceeds" shall mean, with respect to the Property or any Other Property, RELP's share of the proceeds, if any, remaining from the conveyance, casualty, condemnation or refinancing (to the extent permitted by the applicable loan documents) of the Property or such Other Property after RELP has paid, all outstanding indebtedness secured by such Property or Other Property, as the case may be, or in the event of a refinancing, all outstanding indebtedness under the loan then being refinanced pursuant to such transaction, all accrued and unpaid expenses in connection with the operation and leasing of the Property or such Other Property, as the case may be, (excluding Management Fees payable to MRC or any affiliate and any interest payable thereon in accordance with this Agreement), and all expenses incurred by RELP in connection with the conveyance or refinancing of the Property or such Other Property, as the case may be. Net Proceeds shall also include any cash remaining from operations of the Property or any Other Property upon liquidation of RELP after payment of outstanding creditors (excluding Management Fees payable to MRC or any affiliate and any interest payable thereon in accordance with this Agreement) and the establishment of appropriate reserves in accordance with the provisions of the Partnership Agreement.

2. A. MRC hereby agrees that, provided the DAG Loan is made,(i) MRC shall continue to defer Management Fees until the earlier to occur of (a) payment in full of the DAG Loan, and (b) the Maturity Date, and (ii) MRC shall fully subordinate the payment of such Management Fees, the Mendik Loans and any 1351 Management Fees, and any interest accrued thereon, to the full payment of the DAG Loan and any interest accrued thereon.

        B. DAG hereby agrees that, provided the DAG Loan is made, DAG shall fully subordinate the payment of the Shearson Loans, and any interest accrued thereon, to the full payment of the DAG Loan and any interest accrued thereon.

3. DAG agrees that it will make the DAG Loan provided that (i) FNBC and RELP shall each execute and unconditionally deliver to the other the FNBC Agreement, and (ii) DAG shall have delivered to RELP written confirmation that the granting of the DAG Loan has been approved by all necessary corporate authority of DAG.

4.      A.      RELP hereby agrees that the DAG Loan, the Management Fees and the 1351 Loans shall each accrue interest at the Interest Rate on the unpaid principal amount of the DAG Loan, the Management Fees and the 1351 Loans. RELP, DAG, MRC and Mendik agree that the DAG Loan shall be repaid, and the Management Fees shall be paid, out of Net Cash Flow, in the following order of priority:

                        (i) first, to DAG, an amount equal to all accrued and unpaid interest on the DAG Loan to the date of such repayment;


                        (ii) second, to DAG, an amount equal to the outstanding principal balance of the DAG Loan;


                        (iii) third, to MRC, an amount equal to all accrued and unpaid interest on the Management Fees; and


                        (iv)    then, to MRC, an amount equal to the
                        outstanding principal balance of the Management Fees.


        B. RELP, DAG, MRC and Mendik further agree that (a) upon the conveyance or refinancing of the Property or any Other Property, or (b) within twenty (20) days following the receipt of any condemnation award or insurance proceeds which are not used or intended to be used to restore the Property or Other Property, as applicable, RELP shall apply any Net Proceeds realized from such event in the following order of priority:

                        (i) first, to DAG, an amount equal to all accrued and unpaid interest on the DAG Loan to the date of such repayment;


                        (ii) second, to DAG, an amount equal to the outstanding principal balance of the DAG Loan;


                        (iii) third, to MRC, an amount equal to all accrued and unpaid interest on the Management Fees;


                        (iv)    then, to MRC, an amount equal to the
                        outstanding principal balance of the Management Fees;


                        (v) then, to each of Mendik, DAG and MRC, an amount equal to all accrued and unpaid interest on the Mendik Loans, the Shearson Loans and the 1351 Management Fees, respectively, pari passu in accordance with the respective principal amounts outstanding;


                        (vi) then, to each of Mendik, DAG and MRC, pari passu, an amount equal to the outstanding principal balance of the Mendik Loans, the Shearson Loans and 1351 Management Fees, respectively.


        C. Interest shall accrue on the DAG Loan, the Mendik Loans and the Shearson Loans on the principal amounts from time to time outstanding, commencing on the date such loans were made. Interest shall accrue on the Management Fees and the 1351 Management Fees, commencing on the date such Management Fees and 1351 Management Fees would have been paid (but for MRC's agreement to defer such Management Fees and 1351 Management Fees).

        5. If on the Maturity Date, any principal balance, together with accrued interest, remains outstanding with respect to the DAG Loan, the 1351 Loans and/or the Management Fees, then RELP shall, to the extent of funds available to RELP after the establishment of appropriate reserves in RELP's sole discretion, repay the DAG Loan and the 1351 Loans and pay the Management Fees, together with all interest thereon, in accordance with the priorities for such payments set forth in Paragraph 4(B) of this Agreement, and except as set forth in the next sentence hereof, RELP shall have no liability for any deficiency and RELP shall have no further obligations hereunder. If the reserves, if any, retained by RELP for any contingent or unforeseen liabilities of RELP are determined by RELP to be no longer required, (i) RELP shall apply such reserves to the repayment of the DAG Loan and the 1351 Loans and the payment of the Management Fees, together with all interest thereon, in accordance with the priorities for such payments set forth in Paragraph 4(B) hereof, (ii) RELP shall have no liability for any deficiency and (iii) RELP shall have no further obligations hereunder.

        6. The parties hereto acknowledge that attached hereto as Schedule I is a schedule of (i) the outstanding principal amounts of the Management Fees, the accrued interest thereon and the dates upon which each portion of the Management Fees were deferred, (ii) the outstanding principal balance of the Mendik Loans, the accrued interest thereon and the dates upon which the Mendik Loans were made, (iii) the outstanding principal balance of the Shearson Loans, accrued interest thereon, and the dates upon which the Shearson Loans were made, and (iv) the outstanding principal amount of the 1351 Management Fees, the accrued interest thereon and the dates upon which each portion of the 1351 Management Fees were deferred.

        7. Promptly following January 1 of each calendar year after the date hereof, MRC shall notify RELP, Mendik and DAG of the amount of the Management Fees deferred for the immediately preceding calendar year, which notice shall show the calculation of the amount of such deferred Management Fees. Any failure by MRC to so notify RELP, Mendik and DAG shall not be deemed a waiver of RELP's obligation to pay such Management Fees, together with interest thereon, in accordance herewith.

        8. All notices, requests, approvals or consents, statements or other communications required or permitted to be given or furnished hereunder to any party (collectively, a "notice") shall be in writing and shall be personally delivered, sent by the United States registered or certified mail, postage prepaid, or sent by Federal Express or express mail to the other party at its respective address set forth at the beginning of this Reimbursement Agreement, or at such other address as a party from time to time designate by notice to the other party. All notices shall be deemed to have been duly given on the date of receipt.

        9. This Reimbursement Agreement and any of the rights and obligations hereunder shall not be assigned without the prior consent of all the parties hereto.

        10. In satisfaction of RELP's obligations hereunder and subject to the priorities for payment provided herein, (i) DAG (with respect to the DAG
Loan) and MRC (with respect to the Management Fees) each shall look solely to Net Cash Flow and Net Proceeds, and (ii) MRC (with respect to the 1351 Management Fees), Mendik (with respect to the Mendik Loan) and DAG (with respect to the Shearson Loans) each shall look solely to the Net Proceeds. In addition, MRC, Mendik and DAG shall not seek any damages against any of the partners comprising RELP or the shareholder (or any of the partners comprising RELP or the shareholders (or any of the partners comprising same), partners, directors or officers of any of the foregoing for any liability of RELP hereunder.

        11. This Reimbursement Agreement: (a) restates in its entirety the 1351 Reimbursement Agreement, (b) restates in its entirety the payment provisions of the MRC Agreement, (c) contains the entire agreement among the parties; (d) may not be amended, and any rights hereunder may not be waived, except by an instrument in writing signed by the party sought to be charged with such amendment or waiver; (e) shall be construed in accordance with, and governed by, the laws of the State of New York; (f) shall be binding upon and shall inure to the benefit of the parties and their respective personal representatives and permitted assigns, except as set forth above; and (g) may be executed in any number of counterparts of the signature page, each of which shall be considered an original.

        IN WITNESS WHEREOF, the parties hereto have executed this Reimbursement Agreement as of the date first above written.

                                                MENDIK REAL ESTATE LIMITED
                                                  PARTNERSHIP


                                          By:     Mendik Corporation

                                          By:     /s/ David R. Greenbaum
                                                  David R. Greenbaum, Pres.

                                          By:     NY Real Estate Services 1 Inc.

                                          By:     /s/ Kenneth L. Zakin
                                                  Kenneth L. Zakin, Pres.


                                                DAG LENDING CORP.

                                           By:     /s/ Steven J. Gorey
                                                   Steven J. Gorey, Vice Pres.


                                                MENDIK CORPORATION

                                           By:     /s/ David R. Greenbaum
                                                   David R. Greenbaum, Pres.


                                                MENDIK REALTY COMPANY, INC.

                                           By:     /s/ David R. Greenbaum
                                                   David R. Greenbaum, Pres.


                                   SCHEDULE I

                            DEFERRED MANAGEMENT FEES

        330 West 34th Street                      1351 Washinton Boulevard
       Management  Accrued                    Management    Accrued
          Fee     Interest     Total             Fee       Interest     Total
  1991       0.00      0.00       0.00    1991  62,691.00   2,291.40   64,982.40
  1992 176,535.00  4,486.93 181,021.93    1992  62,458.85   4,774.29   67,233.14
  1993 166,891.80 12,520.61 179,412.41    1993  64,280.73   7,575.05   71,855.78
  1994 176,072.56 25,766.14 201,838.70    1994  56,557.00  13,001.16   69,558.16
1Q1995  46,703.32 10,287.03  56,990.35  1Q1995       0.00   4,661.46    4,661.46

 Total 566,202.68 53,060.71 619,263.39   Total 245,987.58  32,303.36  278,290.94

                  Total Deferred Management Fees:  $897,554.33



                          DEFERRED LEASING COMMISSIONS
                              330 West 34th Street


                                        1993             1994              Total

Total Operating Revenue                5,932,046.11   6,009,960.37 11,942,006.48
Total Commissions Allowable (3%)         177,961.38     180,298.81    358,260.19
Commissions Paid to Unaffiliated Brokers 113,997.00     134,224.00    248,221.00

Max. Comm. Allowed to be Paid to Mendik   63,964.38      46,074.81    110,039.19

Total Deferred Leasing Commissions      $110,039.19



                             MENDIK/SHEARSON LOANS
                           1351 Washington Boulevard

                Mendik Loans                            Shearson Loans
                   Accrued                                  Accrued
         Loan      Interest      Total          Loan       Interest     Total
  1991  50,000.00  2,213.37  52,213.37    1991  110,000.00  4,869.42  114,869.42
  1992  50,000.00  4,102.00  54,102.00    1992  110,000.00  9,024.40  119,024.40
  1993  50,000.00  6,326.74  56,326.74    1993  110,000.00 13,918.81  123,918.81
  1994       0.00  8,966.67   8,966.67    1994        0.00 19,726.67   19,726.67
1Q1995       0.00  2,841.67   2,841.67  1Q1995        0.00  6,251.67    6,251.67

 Total 150,000.00 24,450.45 174,450.45   Total  330,000.00 53,790.97  383,790.97

 Total Mendik/Shearson Loans:   $558,241.42



Total Deferred Management Fees:     897,554.33  Total Shearson Loans: 383,790.97
Total Deferred Leasing Commissions: 110,039.19
Total Mendik Loans:                 174,450.45

Total Due to Mendik              1,182,043.97  Total Due to Shearson  383,790.97


                                  EXHIBIT 10b.


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                             c/o Mendik Corporation
                               330 Madison Avenue
                           New York, New York  10017





                                                        As of May 1, 1995


The First National Bank of Chicago
Real Estate Enhancement Division
One First National Plaza, Mail Suite 0630
Chicago, Illinois  60670-0630

                              330 West 34th Street
                               New York, New York

Gentlemen:

        Reference is made to the Purchase Agreement, dated as of December 12, 1989 (as thereafter amended, the "Purchase Agreement"). Pursuant to the Purchase Agreement, The First National Bank of Chicago ("FNBC") acquired a loan (the "Loan") in the original principal sum of $15,000,000, which Loan is evidenced by a Restated Assigned Note (as defined in the Purchase Agreement) and is secured by a mortgage (the "Mortgage") encumbering the undersigned's leasehold interest in the improvements and the premises located at 330 West 34th Street, New York, New York.

        This letter is to confirm that the undersigned has agreed to purchase, and FNBC has agreed to sell, the Loan and the Documents (as such term is defined in the Purchase Agreement) for a purchase price (the "Buy-Out Price") equal to $1,750,000, which amount will be payable in immediately available funds at the closing of such sale and purchase. The closing of such sale and purchase will occur on a date to be selected by the undersigned upon not less than five (5) days written notice to FNBC, which date shall not be later than June 30, 1995. The undersigned will pay all reasonable attorneys' fees incurred by FNBC in connection with such sale and purchase.

        Upon payment in full of the Buy-Out Price, FNBC will satisfy and release the Mortgage and the Documents, without representation or recourse, except for a representation that FNBC has full right, power and authority to make such satisfaction and FNBC and the undersigned would each execute and deliver to the other a release of any and all liabilities and obligation each may have to the other in connection with the Documents and the Loan.

        If the undersigned shall fail to tender the Buy-Out Price in accordance herewith, the undersigned's sole liability hereunder, as and for liquidated damages and not as a penalty, will be an amount equal to $175,000. FNBC will look solely to the assets of the undersigned to enforce the undersigned's obligations hereunder. The partners, shareholders, directors, officers and principals, direct or indirect, comprising the undersigned (the "Parties") will not be liable for the performance of the undersigned's obligation hereunder and FNBC will not seek to enforce either the undersigned's obligations hereunder or any damages against any of the Parties.

        If the foregoing accurately sets forth your understanding, please execute the enclosed copy of this letter and return the same to the undersigned.

                                        Very truly yours,

                                        MENDIK REAL ESTATE LIMITED PARTNERSHIP


                                        By:     Mendik Corporation


                                        By:     /s/ David R. Greenbaum
                                                David R. Greenbaum, President


                                        By:     NY Real Estate Services 1 Inc.


                                        By:     /s/ Kenneth L. Zakin
                                                Kenneth L. Zakin, President



ACKNOWLEDGED AND AGREED TO
as of this 1st day of May, 1995:

THE FIRST NATIONAL BANK OF CHICAGO


By:     /s/ Steven D. Franklin
        Steven D. Franklin
        Vice President