Form 10-Q
period 1995-09-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1995-11-14
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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



Consolidated Balance Sheets

                                        September 30,           December 31,
Assets                                          1995                   1994

Real estate investments:
        Land                           $  27,137,084          $  27,137,084
        Buildings and improvements       212,089,012            209,035,698

                                         239,226,096            236,172,782
Less-accumulated depreciation            (56,088,085)           (49,536,517)

                                         183,138,011            186,636,265

Cash and cash equivalents                  5,095,099              8,347,080
Restricted cash                            1,034,690              2,111,117
Rents and other receivables (net
  of allowance for doubtful
  accounts of $251,589 in 1995
  and $618,832 in 1994)                    1,084,953                774,028
Deferred rent receivable                  14,757,234             14,508,937
Other assets, net of accumulated
  amortization of $6,020,739 in
  1995 and $5,038,398 in 1994              9,411,396              8,090,275

                Total Assets           $ 214,521,383          $ 220,467,702


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable and
        accrued expenses               $     827,630          $   2,781,817
        Due to affiliates                  1,877,397              2,263,552
        Security deposits payable          1,034,690              1,168,590
        Accrued interest payable             659,008              2,985,200
        Mortgage and notes payable        80,044,524             94,680,836
        Note payable due to affiliate      1,750,000                     --

                Total Liabilities         86,193,249            103,879,995

Minority interest                         40,627,346             41,535,027

Partners' Capital (Deficit):
        General Partners                      (9,600)            (1,487,096)
        Special Limited Partner                   --               (471,998)
        Limited Partners                  87,710,388             77,011,774

                Total Partners' Capital   87,700,788             75,052,680

                Total Liabilities and
                Partners' Capital      $ 214,521,383          $ 220,467,702



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                                      Special
                         Limited        General       Limited
                        Partners       Partners       Partner          Total

Balance at
December 31, 1994   $ 77,011,774   $ (1,487,096)  $  (471,998)  $ 75,052,680
Net income            10,698,614      1,477,496       471,998     12,648,108

Balance at
September 30, 1995  $ 87,710,388   $     (9,600)  $        --   $ 87,700,788



Consolidated Statements of Operations

                             Three months ended             Nine months ended
                                September 30,                 September 30,
Income                       1995           1994           1995           1994

Rent                 $  8,774,130   $  8,341,198   $ 24,881,507   $ 24,631,764
Interest                   55,402         99,490        138,639        208,691

     Total Income       8,829,532      8,440,688     25,020,146     24,840,455

Expenses

Property operating      5,429,211      5,435,509     14,884,003     15,782,337
Depreciation and
amortization            2,558,628      2,585,381      7,591,644      7,937,781
Interest                2,048,498      2,805,416      6,770,643      8,054,725
General and
administrative             87,047        101,828        281,163        274,988

     Total Expenses    10,123,384     10,928,134     29,527,453     32,049,831

     Loss before
     minority interest
     and extraordinary
     item              (1,293,852)    (2,487,446)    (4,507,307)    (7,209,376)

Minority interest in
loss of consolidated
venture                   333,902        378,032        907,681      1,263,564

     Loss before
     extraordinary item  (959,950)    (2,109,414)    (3,599,626)    (5,945,812)

Extraordinary Item

Gain on retirement
of debt                        --             --     16,247,734             --


Net Income (Loss)    $  (959,950)   $ (2,109,414)  $ 12,648,108   $ (5,945,812)


Net Income (Loss) Allocated:

To the General
Partners             $    (9,600)   $    (21,094)  $  1,477,496   $    (59,458)
To the Limited
Partners                (950,350)     (2,088,320)    10,698,614     (5,886,354)
To the Special
Limited Partner               --              --        471,998             --

                     $  (959,950)   $ (2,109,414)  $ 12,648,108   $ (5,945,812)


Per limited partnership unit
  (395,169) outstanding:

  Net loss before
  extraordinary item     $ (2.41)        $ (5.29)       $ (9.02)      $ (14.90)

  Net Income (Loss)      $ (2.41)        $ (5.29)       $ 27.07       $ (14.90)



Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                1995                1994

Net income (loss)                            $ 12,648,108        $ (5,945,812)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
        Depreciation and amortization           7,591,644           7,937,781
        Provision for losses on rents
        and other receivables                          --             358,096
        Minority interest in loss of
        consolidated venture                     (907,681)         (1,263,564)
        Gain on retirement of debt            (16,247,734)                 --
        Increase (decrease) in cash
        arising from changes in
        operating assets and liabilities:
                Restricted cash                 1,076,427             790,116
                Rent and other receivables       (310,925)            (52,853)
                Deferred rent receivable         (248,297)            (60,015)
                Other assets                   (2,361,197)         (2,941,206)
                Accounts payable and
                accrued expenses                 (273,499)            537,138
                Due to affiliates                (386,155)             76,622
                Security deposits payable        (133,900)             29,564
                Accrued interest payable          671,542           1,980,533

Net cash provided by operating activities       1,118,333           1,446,400

Cash Flows from Investing Activities:

        Additions to real estate assets        (3,053,314)         (2,490,901)
        Accounts payable - real estate assets  (1,680,688)             64,769

Net cash used for investing activities         (4,734,002)         (2,426,132)

Cash Flows from Financing Activities:

        Proceeds from notes payable             2,113,688             138,159
        Payments of principal on notes payable (1,750,000)                 --

Net cash provided by financing activities         363,688             138,159

Net decrease in cash and cash equivalents      (3,251,981)           (841,573)
Cash and cash equivalents at
beginning of period                             8,347,080          10,346,684

Cash and cash equivalents at end of period   $  5,095,099        $  9,505,111


Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest     $  6,099,101        $  6,074,192


Supplemental Disclosure of Non Cash Financing Activities:

On June 26, 1995 the Partnership completed the buy out of the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street property for $1.75 million. As of that date, there was $15 million of principal outstanding and accrued interest of $2,997,734. To complete the buyout the Partnership received a loan from an affiliate of the NY Real Estate Services 1 Inc. general partner in the amount of $1.75 million.


Supplemental Disclosure of Non Cash Operating Activities:

During the nine months ended September 30, 1995, the Partnership wrote-off $57,735 of fully amortized other assets.


Notes to the Consolidated Financial Statements

The unaudited financial statements presented should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to fairly present the statement of financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

34th Street Property - In May 1995, the Partnership successfully negotiated an agreement with The First National Bank of Chicago ("FNBC"), the property's lender, to reduce the amount needed to pay off the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit") to $1.75 million compared to the property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million needed to complete the buy out of the 34th Street Line of Credit prior to June 30, 1995 (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgi FNBC. On June 26, 1995, the Partnership completed the buy out of the 34th Street Line of Credit. As a result of the successful buy out, the Partnership will be able to retain its interest in the property and will have the opportunity to benefit from any improvement in the market.

The NYRES1 Loan bears interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street Property. To the extent that interest has not been paid on a current basis from the property's cash flow, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The NYRES1 Loan matures upon the earlier of December 31, 2025 or the termination of the Partnership and is not secured by a mortgage on the property, but remains an unsecured obligation of the Partnership. In connection with the NYRES1 Loan, Mendik Realty Company, Inc., an affiliate of Mendik Corporation, agreed to continue to defer its management fees and leasing commissions associated with any additional leasing activity that would otherwise have be ble with respect to the property.

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

During the nine months ended September 30, 1995, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions by certain affiliates of the General Partners with respect to certain of the Properties, and (iv) proceeds from the non-recourse line of credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). It is expected that funds from each of these sources may be reduced or unavailable in the future.

Park Avenue Property - Since January 1, 1995, the Partnership has signed new and renewal leases for approximately 57,000 square feet or approximately 6% of the leasable area in the property. The property's cash flow is expected to remain stable over the near term because rental rate increases negotiated in leases signed in earlier years have offset the lower market rental rates reflected in the leases recently signed by the Partnership. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at September 30, 1995 were approximately $3.9 million. However, it is expected that these leases will increase the property's cash flow , which cash flow will be available to re-establish reserves.

Subsequent to the end of the third quarter, the Partnership signed new leases aggregating approximately 17,000 square feet, bringing the property's current leased rate to approximately 97%. In addition, the Partnership is discussing with Times Mirror Magazines Inc. and its affiliate Newsday Inc., an extension of the leases for 259,000 square feet which are scheduled to expire on June 30, 2004. As contemplated, The Times Mirror Company Inc., the parent of Times Mirror Magazines Inc. and Newsday Inc., would take over the leases and extend the term for six and one half years through December 31, 2010 on substantially an "as is" basis. The Times Mirror Company, whose financial condition is more secure than those of its subsidiaries, would also lease an additional 9,000 square feet, bringing its total leased space to approximately 268,000 square feet or approximately 28% of the property. As part of the lease amendment, Times Mirror would pre-pay a portion of the rents due through the cu rrent lease expiration of June 30, 2004. Such pre-payment will be placed into escrow as further security under the mortgage. The lease amendment would require approval from the mortgagee of the property.

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

Saxon Woods Corporate Center - Occupancy at the property has remained relatively stable over the past nine months. The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations for the foreseeable future. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a property in excess of 40% of the then-appraised value of such property (or 40% of the value of such property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6 million based on the most recent appraisal of the Saxon Woods Corporate Center which was $15 million as of December 31, 1994. The loan agreement provides that all available cash flow from the property will be used for expenses incurred at the property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be funded in part by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. However, there can be no assurance that the property's appraised value will increase in the future. As of September 30, 1995, the Partnership had borrowed $5,044,524 under the Saxon Woods Line of Credit.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in September 1996. The Partnership has recently commenced discussions with the lender in light of the upcoming debt maturity in an effort to either extend the maturity date or complete a refinancing. In the event that an agreement with the lender cannot be reached, the Partnership will explore other options, including a potential sale of the property. However, as a result of the current lack of liquidity in the financial marketplace, no assurances can be made that the Partnership will be able to sell the property, obtain an extension with the existing lender, or refinance with a new lender, on terms acceptable to the Partnership or at all.

34th Street Property - On February 17, 1993, the Partnership signed a long-term lease with the City of New York (the "City") effective August 1, 1992 for approximately 300,000 square feet (48% of the property's total leasable space) in the 34th Street Property. The City has the right to terminate the lease on a floor by floor basis, provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. During the third quarter, the tenant occupying the entire 16th floor or approximately 3% of the building abandoned its space in the 34th Street Property in default of its lease. Subsequent to the end of the third quarter, the Partnership signed four leases totalling approximately 194,000 square feet on a substantially "as is" basis. As a result, the property's leased rate increased to 88%.

In May 1995, the Partnership successfully negotiated an agreement with The First National Bank of Chicago ("FNBC"), the Property's lender, to reduce the amount needed to pay off the 34th Street Line of Credit to $1.75 million, compared to the property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million needed to complete the buy out of the 34th Street Line of Credit prior to June 30, 1995. FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance was forgiven by FNBC.
On June 26, 1995, the Partnership completed the buy out of the 34th Street Line of Credit. As a result of the successful buy out, the Partnership will be able to retain its interest in the property and have the opportunity to benefit from any improvement in the market.

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

Prior to the buy out of the 34th Street Line of Credit, the Partnership was required to deposit all receipts from the Property into a lockbox at FNBC. As a result of the successful buy out of the 34th Street Line of Credit, funds maintained in the lockbox totalling approximately $943,000, and reflected under restricted cash, were released to the Partnership and were used to pay real estate taxes.

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

Cash Reserves - The Partnership's consolidated cash reserves decreased by $3,251,981 to $5,095,099 at September 30, 1995 from $8,347,080 at December 31,
1994 primarily as a result of the payment of real estate taxes in January and July and payments made for tenant improvements at the Park Avenue Property. During the nine months ended September 30, 1995, approximately $4.7 million was expended for property improvements at the Park Avenue Property and Saxon Woods Corporate Center in connection with leasing activity and other building improvements. These expenditures were funded by cash flow from operations generated during the nine months ended September 30, 1995, proceeds from the Saxon Woods Line of Credit and Partnership cash reserves.

Other assets increased from December 31, 1994 to September 30, 1995 as a result of the July payment of real estate taxes for the Park Avenue Property and 34th Street Property. Accounts payable and accrued expenses decreased by $1,954,187 to $827,630 at September 30, 1995 from $2,781,817 at December 31, 1994 primarily due to payments made related to building and tenant improvement work at the Park Avenue Property. Accrued interest payable and mortgage and notes payable decreased primarily due to the buy out of the 34th Street Line of Credit.

Results of Operations
For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities of $1,118,333 compared to $1,446,400 during the corresponding period in 1994. The decrease is primarily due to increases in rent receivable and decreases in accounts payable partially offset by reductions in property operating expenses and the release of funds previously restricted by a forbearance agreement with the 34th Street lender. The Partnership generated a net loss of $959,950 and net income of $12,648,108, respectively, for the three and nine months ended September 30, 1995 as compared to net losses of $2,109,414 and $5,945,812, respectively, for the three and nine months ended September 30, 1994. The decline in net loss during the three-month period primarily is the result of an increase in rental income and a decrease in interest expense. The change from net loss to net income in the nine-month period primarily is attributable to a $16,247,734 extraordinary gain recognized on the retirement of the 34th Street Line of Credit. Without the gain, the Partnership generated a loss before extraordinary item of $3,599,626 for the nine months ended September 30, 1995. The lower operating loss in the nine-month period is primarily attributable to an increase in rental income and decreases in property operating expenses, depreciation and amortization, and interest expense.

Rental income for the three and nine months ended September 30, 1995 was $8,774,130 and $24,881,507, respectively, compared to $8,341,198 and
$24,631,764 for the three and nine months ended September 30, 1994. Rental income increased in both periods as income increased at the Park Avenue Property and Saxon Woods Corporate Center resulting from new leases executed over the past year more than offset the absence of rental income from the property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"), resulting from the Partnership's transferring title to the Stamford Property to the lender on December 29, 1994 in lieu of foreclosure.

Property operating expenses for the nine months ended September 30, 1995 declined from the corresponding period in 1994 primarily due to the transfer of the Stamford Property. Also contributing to the decline was a reduction in utilities expense and real estate taxes at the Park Avenue Property.

Depreciation and amortization for the nine months ended September 30, 1995 declined from the corresponding period in 1994 primarily due to the transfer of the Stamford Property. The decline was partially offset by building and tenant improvements made to the Park Avenue Property and Saxon Woods Corporate Center.

Interest expense for the three and nine months ended September 30, 1995 declined from the corresponding period in 1994 primarily due to the transfer of the Stamford Property.

Leased space at each of the properties as of September 30, 1995 and 1994 was as follows: Park Avenue Property - 96% vs. 92%; Saxon Woods Corporate Center, 550 Mamaroneck Avenue - 98% vs. 95%, 600 Mamaroneck Avenue - 72% vs. 61%; 34th Street Property - 65% vs. 65%.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits:

			27.  Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995



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



                                MENDIK REAL ESTATE LIMITED PARTNERSHIP

                                BY:     NY REAL ESTATE SERVICES 1 INC.
                                        General Partner


Date:  November 14, 1995        BY:     s/Kenneth L. Zakin/
                                Name:   Kenneth L. Zakin
                                Title:  President and Director




Date:  November 14, 1995        BY:     s/Mark Sawicki/
                                Name:   Mark Sawicki
                                Title:  Vice President and Chief Financial
                                        Officer