Form 10-K
period 1995-12-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1996-04-12
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________________ to __________________

Commission file number:  0-15463


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
              Exact name of registrant as specified in its charter


        New York                                              11-2774249
State or other jurisdiction of                              I.R.S. Employer
incorporation or organization                              Identification No.

Attn:  Andre Anderson                                           10285
3 World Financial Center, 29th Floor, New York, New York      Zip Code
Address of principal executive offices

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

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

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

Commencing May 7, 1986, the Partnership began offering up to a maximum of 1,000,000 units of limited partnership interest (the "Units") at $500 per Unit with a minimum required purchase of 10 Units or $5,000 (four Units for an Individual Retirement Account or Keogh Plan). The Partnership offered Class A Units to taxable investors and Class B Units to tax-exempt investors. The offering of Units was completed on September 18, 1987. The Partnership held closings on June 18, 1986, September 4, 1986, January 22, 1987, March 31, 1987, June 1, 1987 and September 18, 1987 at which time investors who purchased the Units ("Investor Limited Partners") were admitted to the Partnership. Investor Limited Partners are not required to make any further capital contributions to the Partnership. Upon completion of the offering on September 18, 1987 the Partnership had accepted subscriptions for 395,169 Units for gross aggregate cash proceeds to the Partnership of $197,584,500. Net proceeds to the Partnership after deducting selling commissions, organization expenses, and other expenses of the offering were approximately $172,766,598. These proceeds were used to: (i) repay the principal amount of and interest on interim financing obtained by the Partnership to fund the acquisition of a property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"); (ii) acquire the leasehold interests in a property located on Mamaroneck Avenue in Harrison, New York (the "Saxon Woods Corporate Center") and in a property located at 330 West 34th Street, New York, New York (the "34th Street Property") and; (iii) acquire an approximate 60% interest in Two Park Company, the joint venture which owns a property located at Two Park Avenue, New York, New York (the "Park Avenue Property"). On December 29, 1994, the Partnership transferred title to the Stamford Property to the mortgage holder in lieu of foreclosure. See Notes 2, 5 and 6 to the Consolidated Financial Statements for a further discussion of the transfer of the Stamford Property.

The Saxon Woods Corporate Center, 34th Street Property and Park Avenue Property are each referred to as a "Property" and collectively referred to as the "Properties." See Item 2 of this Report and Note 5 to the Consolidated Financial Statements for a further description of the Properties. The Partnership does not intend to acquire any additional properties.

Following the acquisition of the Properties, a renovation program was undertaken by the Partnership to upgrade each of the Properties to maximize its investment potential. As of December 31, 1990, these renovations, exclusive of ongoing tenant improvement work in connection with the leasing of space, were substantially complete at all the Properties. See Item 2 of this Report.

The Partnership's primary investment objectives with respect to the Properties (in no particular order of priority) are (i) capital appreciation, (ii) distributions of Net Cash From Operations (as defined in the Partnership Agreement), and (iii) preservation and protection of capital. The attainment of the Partnership's investment objectives has been adversely affected by the significant difficulties in the commercial office real estate market in the Greater New York Metropolitan Area. See Item 7 of this Report. The attainment of such objectives in the future will depend on many factors, including an improvement in such market conditions. There can be no assurance that such objectives will be met.

Overview -- Real Estate Market
Beginning in 1988 and into the early 1990s, the commercial real estate market in the Greater New York Metropolitan Area weakened considerably as the national and local economies slowed. As a result of the downturn, businesses experienced varying degrees of financial and operating difficulties and many have downsized their operations, which has had an adverse impact on the demand for commercial office space. One indication of the weakness in the region's economy relative to the rest of the United States has been the lack of employment growth. Between the official end of the national recession in March 1991 and December 1995, employment in the United States grew by 6.5 percent.
In comparison, employment in New York City declined by 3.4 percent. The unemployment rate in New York City in February 1996 was 8.5% as compared to 5.0% in December 1987. This compares to unemployment rates for the entire United States of 5.5% and 5.7% in February 1996 and December 1987, respectively.

As businesses reduced personnel located in the Greater New York Metropolitan Area or relocated outside of the area, the demand for office space declined and vacancy rates rose. In addition, the number of tenants attempting to sublease their commercial office space increased significantly, thereby exacerbating the oversupply of office space in the Greater New York Metropolitan Area. The weakness in the marketplace heightened competition among landlords, resulting in generally lower rents and generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant rise in the cost of tenant improvements to be funded by landlords under both new and renewal leases sharply increased the demand for capital by landlords, including the Partnership. This increased demand for capital came at a time when banks and other traditional sources of capital have sharply curtailed their lending and investment activities. In addition, pressure from regulatory agencies has further eroded lending institutions' abilities to invest in real estate or finance real estate projects.

The lack of liquidity led to a dramatic decline in the volume of real estate sales and financings, reducing the ability of independent appraisers to use "comparable sales" to establish valuations. In addition, the few sales that occurred were at significantly reduced prices. Furthermore, generous concession packages for new and renewal leases, longer free rent periods and stagnant rental rates contributed to sharp declines in appraised values.

More recently, conditions in Midtown Manhattan, where the Partnership's Two Park Avenue and 330 West 34th Street properties are located, and Westchester County, where the Saxon Woods Corporate Center is located, have exhibited limited signs of modest improvement. Specifically, although landlords continue to offer concessions to existing and potential tenants, the level at which such concessions are being offered in comparison to recent years has decreased as the existing supply of office space continues to be absorbed. In addition, vacancy rates in both of these markets have begun to decline, albeit gradually, and overall average rental rates have stopped declining. Despite these signs of modest improvement, it is important to note that any future improvement is expected to be gradual and will be a function of the area's ability to sustain an economic recovery.

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

Employees
The Partnership has no employees. For a discussion on transactions with affiliates, see Item 13 and Note 8 to the Consolidated Financial Statements.


Item 2.	Properties

Park Avenue Property

Valuation. Two Park Company, the joint venture in which the Partnership has an approximate 60% interest, acquired the Park Avenue Property for $151,500,000. The Property's appraised value as of September 1, 1987 was $165,000,000. The appraised value of the Property as of December 31, 1995 was $95,000,000, compared to appraised values of $105,000,000 as of December 31, 1994 and $115,000,000 as of December 31, 1993. The decline in the appraised value from December 31, 1994 to December 31, 1995 is primarily due to the lease prepayment received from a tenant in the amount of $13,839,000 (see Item 7). The Partnership's original investment in its interest in Two Park Company at acquisition was $95,965,732, including $35,820,000 which represented the Partnership's share of first mortgage debt to which the Property was subject when the Partnership acquired its interest and excluding $1,722,532 of acquisition expenses. The appraised value of the Partnership's interest in the Property as of December 31, 1995 was $56,715,000, compared to appraised values of $62,685,000 as of December 31, 1994, $68,655,000 as of December 31, 1993 and
$98,505,000 as of September 1, 1987.

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

Site and Improvements. The improvements to the Park Avenue Property consist of a 28-story office building that contains approximately 948,000 net rentable square feet, based on current standards of measurement. The building includes two lower levels consisting of a subway concourse, a small tenant garage containing approximately 43 spaces, rentable storage areas and mechanical facilities.

Renovations. During the period from 1987 through 1995, the Two Park Company expended approximately $46.7 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Property and Partnership reserves, and borrowings.

Financing. Reference is made to Item 7 and Note 6 to the Consolidated Financial Statements for information regarding the non-recourse mortgages secured by the Park Avenue Property which aggregate $65 million.

Leasing. The Property's occupancy rates as of February 28, 1996, 1995 and 1994, were 97%, 94% and 89%, respectively. During 1996, the Partnership will continue to market the Property's available space to commercial office tenants. Based upon data provided by an unaffiliated real estate services firm, the vacancy rate for primary office space in the Murray Hill section of Midtown Manhattan, where the Park Avenue Property is located, totalled 17.1% at December 31, 1995.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 272,000 square feet (approximately 29% of the total leasable area in the Property) under a lease expiring on September 30, 2010 (see Item 7) and National Benefit Life Insurance Company which leases approximately 99,800 square feet (approximately 11% of the total leasable area in the Property) under a lease expiring on May 30, 1998. National Benefit Life Insurance Company has notified the Partnership that it will vacate its space once the current lease expires. The base rental income under the leases with The Times Mirror Company Inc. and National Benefit Life Insurance Company represented approximately 20% and 9%, respectively, of the Partnership's consolidated rental income in 1995.

34th Street Property

Valuation. The Partnership's investment in the leasehold interest in the 34th Street Property at acquisition was $34,883,132, excluding acquisition expenses of $728,268. The Property's appraised value as of November 1, 1986 was $39,000,000. The appraised value of the leasehold interest as of December 31, 1995 was $2,700,000 compared to appraised values of $5,700,000 at December 31, 1994 and $9,800,000 as of December 31, 1993. During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property on a long-term basis. As a result, the Partnership accounted for the Property as held for disposition. Accordingly, the carrying value of the Property was reduced to the lower of its depreciated cost or estimated market value on December 31, 1994 and December 31, 1993. In June 1995, the Partnership completed a payoff of the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit"). See Financing below. As a result, the Partnership intends to hold the Property and has again accounted for it as a real estate investment.

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

Site and Improvements. The 34th Street Property consists of an 18-story structure and a two-story attached annex containing in the aggregate approximately 637,000 net rentable square feet, based on current standards of measurement. The 46,413 square foot site also includes an above-ground parking area containing 39 spaces that is currently leased to an independent garage operator.

Ground Lease. Per the terms of the ground lease agreement, the annual ground lease payment to the unaffiliated ground lessor for the parcel of land underlying the 34th Street Property increased to $2.25 million effective January 1, 1992 through December 31, 1999. The ground lease may be renewed at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term.

Renovations. During the period from 1987 through 1995, the Partnership expended approximately $10.3 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing. On August 12, 1993, the Partnership entered into an agreement with The First National Bank of Chicago ("FNBC"), the Property's lender, which modified the 34th Street Line of Credit (the "Forbearance Agreement"). The Forbearance Agreement provided the Partnership with an opportunity to pay off the 34th Street Line of Credit at a substantial discount to the 34th Street Line of Credit's outstanding balance.

In May 1995, the Partnership successfully negotiated an agreement with FNBC to reduce the amount needed to pay off the 34th Street Line of Credit to $1.75 million, compared to the Property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NYRES1 to lend the Partnership the $1.75 million unsecured loan needed to payoff the 34th Street Line of Credit (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit. Reference is made to Item 7 and Note 6 to the Consolidated Financial Statements for additional information regarding the payoff of the 34th Street Line of Credit and the terms of the NYRES1 Loan.

In order further to supplement the Property's cash flow, beginning in January 1992, Mendik Realty Company Inc. ("Mendik Realty"), an affiliate of Mendik Corporation, agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property, although it had no obligation to do so. In connection with the NYRES1 Loan, these fees will continue to be deferred. The Partnership's outstanding obligation to pay the management fees to Mendik Realty will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory prepayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold. In addition, Mendik Realty agreed to defer its leasing commission with respect to the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Reference is made to Note 8 to the Consolidated Financial Statements for additional information regarding the deferral of leasing commissions.

Leasing. On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet or approximately 47% of the Property's leasable area. The term of the lease is for eight years and six months expiring on February 28, 2001. As with substantially all New York City leases, the tenant has the right to terminate the lease on a floor by floor basis without penalty provided the City gives the Partnership one year's notice of its intent to terminate the lease. To date, the Partnership has not received any indication that the City intends to terminate any portion of the lease. However, the City has retained a real estate brokerage firm to evaluate its space needs at various locations in New York City, including the 34th Street Property. The Partnership has had preliminary discussions with the brokerage firm in connection with a long-term extension of the City's lease. The City makes annual base rental payments of approximately $5.4 million and will pay its proportionate share of increases in real estate taxes and operating expenses. The base rental income under the lease with the City represented approximately 18% of the Partnership's consolidated rental income in 1995.

The Partnership has been marketing the Property's remaining available space to light-industrial type tenants on an "as is" basis. While rental rates for light-industrial type tenants are generally less than the rental rates received from commercial office tenants, the Partnership does not have the resources to fund tenant improvement and other costs associated with signing commercial office leases. In addition, because of continuing uncertainty surrounding the City's tenancy, the character of the City's tenancy and the nature of the services it provides, it is uncertain whether the Partnership could sign leases with traditional office tenants. The Partnership believes that renting space substantially "as is" to light-industrial type tenants is an effective alternative means to generate additional cash flow from the Property without requiring a significant current investment in tenant improvements. The Property's occupancy rates as of February 28, 1996, 1995 and 1994, were 90%, 65% and 61%, respectively. The increase in occupancy from 1994 to 1995 is the result of the signing of leases for approximately 205,000 square feet during 1995 on a substantially "as is" basis. Based upon data provided by an unaffiliated real estate services firm, the vacancy rate for secondary office space in the Penn Station section of Midtown Manhattan, where the 34th Street Property is located, totalled 22.9% at December 31, 1995.

Saxon Woods Corporate Center

Valuation. The Partnership's investment in the leasehold interest in the Saxon Woods Corporate Center at acquisition was $20,664,379, excluding acquisition expenses of $536,454. The Property's appraised value as of January 21, 1986 was $22,000,000. The appraised value of the leasehold interest as of December 31, 1995 was $15,200,000, compared to $15,000,000 at December 31, 1994 and
December 31, 1993.

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

Site and Improvements. Saxon Woods Corporate Center consists of two five-story office buildings. The building at 550 Mamaroneck Avenue consists of approximately 109,000 net rentable square feet and the building at 600 Mamaroneck Avenue contains approximately 123,000 net rentable square feet, based on current standards of measurement. The buildings are situated on a
15.28 acre site, which provides ground-level parking for more than 800 cars.

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

Renovations. During the period from 1986 through 1995, the Partnership expended approximately $10.2 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing. Through December 1995, the Partnership had borrowed approximately $5 million and may borrow an additional $1 million under a $6.5 million non-recourse line of credit secured by the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). The Saxon Woods Line of Credit matures in September 1996. The Partnership has commenced discussions with the lender in an effort to extend the maturity date of the mortgage. In the event an agreement with the lender cannot be reached, the Partnership will pursue other options, including a refinancing with a new lender or a possible sale of the Property. However, there can be no assurance that such efforts would be successful. Reference is made to Note 6 to the Consolidated Financial Statements and Item 7 for additional information regarding the Saxon Woods Line of Credit.

Leasing. The Property's occupancy rates as of February 28, 1996, 1995 and 1994 were 81%, 80% and 75%, respectively. The vacancy rate in Westchester County, where the Saxon Woods Corporate Center is located, was 17.6% as of December 31, 1995, as compared to a vacancy rate of 18.6% at December 31, 1994. During 1995, utilizing funds available under the Saxon Woods Line of Credit, Partnership reserves and cash flow, the Partnership entered into leasing transactions covering approximately 34,000 square feet at the Property including lease extensions and expansions by existing tenants. During 1996, the General Partners will continue to market the Property's available space to commercial office tenants using cash flow and proceeds from the Saxon Woods Line of Credit to fund the costs of additional leasing.


Item 3.	Legal Proceedings

On February 6, 1996, a purported class action, Sword v. Lehman Brothers Holdings, Inc., was commenced on behalf of, among others, all Unitholders in the Circuit Court for Baltimore, Maryland against the Partnership, Lehman Brothers Holdings, Inc., E.F. Hutton & Company, Inc. and others. The complaint alleges that the Unitholders were induced to purchase Units based upon misrepresentations and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint alleges, inter alia, claims of fraud, negligent misrepresentation and breach of fiduciary duty. The defendants intend to defend the action vigorously.

On March 7, 1996, a purported class action, Ressner v. Lehman Brothers Inc., was commenced on behalf of, among others, all Unitholders in the Court of Chancery for New Castle County, Delaware, against the NYRES1 general partner of the Partnership, Lehman Brothers Inc. and others. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The defendants intend to defend the action vigorously.


Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, there were 19,695 holders of Units. No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The transfer of Units is subject to significant restrictions, including the requirement that an Investor Limited Partner may transfer his Units only with the consent of the General Partners, which consent may be withheld in the sole and absolute discretion of the General Partners.

During the first quarter of 1989, distributions to the Partners were suspended following a decision made by the Partnership to establish reserves in the amount of what would otherwise be Net Cash From Operations to help meet anticipated Partnership requirements. For the years ended December 31, 1995 and 1994, no distributions were paid to the Partners, and the Partnership does not contemplate making any distributions during 1996. See Item 7 of this Report.


Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

                                   At or For The Year Ended
             December 31  December 31    December 31   December 31  December 31
                1995         1994           1993          1992         1991
                    (Dollars in thousands, except for per Unit data) (1)

Total
income (2)   $ 33,634 (5) $ 39,571 (6)    $ 34,616      $ 34,437    $ 36,318

Net
income
(Loss) (3)     11,613 (5)   (6,174) (6)(7) (11,407) (7)  (52,416) (7) (8,063)

Total
assets (2)    212,737      220,468         237,798       247,773     299,247

Total
mortgages
and notes
payable (2)    72,275       95,161         107,043       105,655     103,056

Net cash
provided by
operating
activities (2) 15,247        4,279           1,275         1,824         622

Net income
(Loss) per
Unit (3)(4)     24.43 (5)   (15.47) (6)(7)  (28.58) (7)  (131.31) (7) (20.20)

Cash
distributions
per Unit (4)       --           --              --            --          --

Net asset
value per
Unit (3)(4)     $ 99 (8)     $ 82 (8)        $  99 (8)    $ 121 (8)   $ 162 (8)

(1) Selected Financial Data and the Consolidated Financial Statements include the accounts of Two Park Company, a joint venture of which the Partnership owns an approximate 60% interest.

(2) Includes the approximate 40% interest in Two Park Company not owned by the Partnership.

(3) Excludes the approximate 40% interest in Two Park Company not owned by the Partnership.

(4)  395,169 Units outstanding.

(5) Includes a $16,247,734 gain on retirement of debt resulting from the discounted payoff of the 34th Street Line of Credit in June 1995.

(6) Includes a $5,564,391 gain on transfer in lieu of foreclosure resulting from the transfer of the Stamford Property on December 29, 1994.

(7) Includes an unrealized loss on properties held for disposition of $4,010,962, $4,240,608 and $43,166,559 at December 31, 1994, 1993 and
     1992, respectively.  See Item 7.

(8) The calculation of net asset value assumes a hypothetical sale of the Properties at their appraised values and the distribution of the net proceeds of such sales, together with the Partnership's working capital, to the Partners. The net asset value represents an average per unit liquidation value and, consistent with prior practice, is computed by dividing the total value of the Partnership's assets by the total number of units outstanding. Pursuant to the Partnership Agreement, distributions to individual unit holders upon liquidation will vary from distributions upon sale or refinancing of individual Properties when the Partnership is not liquidating. In a liquidation, distributions are made in proportion to positive capital account balances which vary between Class A and B units as a result of the annual allocation of depreciation solely to Class A units, in accordance with the Partnership Agreement. With respect to the individual Class A units, there is a further variance in capital accounts resulting from the six separate closings for the purchase of units. Separately computed, assuming a hypothetical liquidation as of December 31, 1995, the amount distributable to an average Class A unit would be approximately $78.83 per unit, with earlier issued units receiving less and later issued units receiving more, and the amount distributable to a Class B unit would be approximately $129.04 per unit. The calculation of net asset value does not take into account numerous other factors which would determine the actual value received for individual units, such as the timing of Property sales and distribution of related proceeds, as well as the actual values realized upon sales of the Properties. In addition, as a result of these factors and the lack of a public market for the resale of units, the price at which units may be resold is likely to be significantly different from the computed net asset value per unit. The Times Mirror lease pre-payment, as discussed in Item 7 below, has been treated as a capital transaction and, accordingly, this income was allocated to the Class A Limited Partners in accordance with the Partnership Agreement.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Beginning in 1988 and into the early 1990s, the commercial real estate market in the Greater New York Metropolitan Area weakened considerably as the national and local economies slowed. As a result of the downturn, businesses experienced varying degrees of financial and operating difficulties and many have downsized their operations, which has had an adverse impact on the demand for commercial office space. The weakness in the marketplace heightened competition among landlords, resulting in generally lower rents and generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant cost of tenant improvements required to be funded under both new and renewal leases sharply increased the demand for capital by landlords, including the Partnership. Expenditures for tenant improvements have contributed to the Partnership's reduced liquidity. In order to conserve its limited resources, the Partnership has pursued a strategy intended to position each of the Properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that Property, and, if necessary, proceeds from borrowings secured by such Property.

During the year ended December 31, 1995, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from five sources: (i) cash flow generated by the Properties, (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions by Mendik Realty with respect to certain of the Properties, (iv) proceeds from the Saxon Woods Line of Credit and (v) the prepayment of rent by The Times Mirror Company Inc., in connection with the lease restructuring at the Park Avenue Property in November 1995 as discussed below. It is expected that funds from certain of these sources will be reduced or unavailable in the future.

Park Avenue Property - For the year ended December 31, 1995, the Partnership signed new and renewal leases and amended leases for 408,732 square feet or approximately 43% of the leasable area in the Property. The largest of the new leases was with The Times Mirror Company Inc. During the fourth quarter of 1995, the Partnership was successful in negotiating a six and one quarter year lease extension from June 30, 2004 through September 30, 2010 on substantially an "as is" basis with Times Mirror Magazines Inc. and its affiliate, Newsday Inc. As part of the extension, The Times Mirror Company Inc., the parent company of Times Mirror Magazines Inc. and Newsday Inc., took over the leases, which total approximately 263,000 square feet. The Times Mirror Company Inc., whose financial condition is more secure than those of its subsidiaries, also leased an additional 9,000 square feet, bringing its total leased space to approximately 272,000 square feet or approximately 29% of the Property. As part of the lease amendment, The Times Mirror Company Inc. pre-paid a portion of the rents due through the original lease expiration of June 30, 2004. The lease prepayment was used by the Partnership to prepay, without penalty, $10 million of the outstanding balance of the loans secured by the Property, reducing the principal balance of the loans to $65 million. The balance of funds from the prepayment was used for tenant improvements, leasing commissions and other costs associated with the execution of the amended lease with The Times Mirror Company Inc. Such prepayment was made in November 1995. The Times Mirror pre-payment has been treated as a capital transaction and, accordingly, this income was allocated to the Class A Limited Partners in accordance with the Partnership Agreement.

The Property's cash flow in 1996 is expected to remain stable. The costs of leasing space at the Property are being funded with existing Property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the Property's cash reserves which at year-end 1995 were approximately $3.5 million over and above a reserve for real estate taxes. However, it is expected that these leases will increase the Property's cash flow, which cash flow will be available to re-establish reserves.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges. The indebtedness secured by the Park Avenue Property currently matures in December 1998 (or December 1996 at the option of the lender and with 180 days written notice). The lender has, to date, given neither formal notice nor any indication that it will or intends to accelerate the maturity date of the loans. If the maturity of the loans is accelerated, the Partnership will explore other options, including either a refinancing with a new lender or a possible sale of the Property. However, no assurances can be given that the Partnership would be able to refinance or sell the Property on terms acceptable to the Partnership.

Saxon Woods Corporate Center - During 1995, the Partnership executed leases for 34,350 square feet. The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1996. The Saxon Woods Line of Credit is in the amount of up to $6.5 million. As of December 31, 1995, the Partnership had borrowed $5,044,524 under the Saxon Woods Line of Credit. Pursuant to Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a property in excess of 40% of the then-appraised value of such property (or 40% of the value of such property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is currently permitted to borrow up to $6,080,000 based on the most recent appraisal of the Saxon Woods Corporate Center which was $15,200,000 as of December 31, 1995. The loan agreement provides that all available cash flow from the Property will be used for expenses incurred at the Property prior to borrowing any additional funds under the Saxon Woods Line of Credit.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in September 1996. The Partnership has commenced discussions with the lender in an effort to extend the maturity date of the mortgage. In the event an agreement with the lender cannot be reached, the Partnership will pursue other options, including a refinancing with a new lender or a possible sale of the Property. However, there can be no assurance that such efforts would be successful.

34th Street Property - During 1995, the Partnership entered into leasing transactions for 205,310 square feet on a substantially "as is" basis, resulting in a 25% increase in the Property's December 31, 1995 leased rate as compared to the leased rate at December 31, 1994. The largest tenant in the Property is the City of New York Human Resources Administration occupying approximately 47% of the total leasable area under a lease which is scheduled to expire in February 2001. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. As with most New York City leases, the tenant has the right to terminate its lease on a floor by floor basis upon one year's notice although it must reimburse the Partnership's unamortized costs of tenant improvements associated with the lease. To date, the Partnership has not received any indication that the City intends to terminate any portion of the lease. However, the City has retained a real estate brokerage firm to evaluate its space needs at various locations in New York City, including the 34th Street Property. The Partnership has had preliminary discussions with the brokerage firm in connection with a long-term extension of the City's lease.

In May 1995, the Partnership successfully negotiated an agreement with FNBC to reduce the amount needed to pay off the 34th Street Line of Credit to $1.75 million, compared to the Property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million unsecured loan needed to complete the payoff of the 34th Street Line of Credit prior to June 30, 1995. FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit. As a result of the successful payoff, the Partnership will be able to retain its interest in the Property and have the opportunity to benefit from a possible improvement in the market.

The NYRES1 Loan bears interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street Property. To the extent that interest has not been paid on a current basis from the Property's cash flow, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The NYRES1 Loan matures upon the earlier of December 31, 2025 or the termination of the Partnership and is not secured by a mortgage on the Property, but remains an unsecured obligation of the Partnership. In connection with the NYRES1 Loan, Mendik Realty, an affiliate of Mendik Corporation, agreed to continue to defer its management fees and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the Property.

During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property on a long-term basis. As a result, the Partnership accounted for the Property as held for disposition. Accordingly, the carrying value of the Property was reduced to the lower of its depreciated cost or estimated market value. Now that the Partnership has replaced the first mortgage debt on the Property with the NYRES1 Loan, the Partnership intends to hold the Property and has again accounted for it as a real estate investment.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property, although it had no obligation to do so.
In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. As noted above, in connection with the NYRES1 Loan, these fees and commissions will continue to be deferred. Through December 31, 1995, Mendik Realty had deferred approximately $1,367,413 in leasing commissions and management fees, including accrued interest, with respect to the 34th Street Property.

Operating Cash Reserves
The Partnership's consolidated cash reserves decreased by $664,367 to $4,673,561 at December 31, 1995 from $5,337,928 at December 31, 1994 primarily as a result of payments for tenant improvements at the Park Avenue Property. The decrease was partially offset by cash flow generated by the 34th Street Property. During the year ended December 31, 1995, approximately $5.6 million was expended for property improvements at the Park Avenue Property, Saxon Woods Corporate Center and the 34th Street Property in connection with leasing activity and other building improvements. These expenditures were funded by cash flow from operations generated during 1995, proceeds from the Saxon Woods Line of Credit, Partnership cash reserves, the deferral of property management fees and leasing commissions by Mendik Realty with respect to certain of the Properties, and the prepayment of rent by The Times Mirror Company Inc. in connection with the lease restructuring at the Park Avenue Property in November 1995.

The Partnership's restricted cash balance at December 31, 1995 decreased by $1,045,662 to $1,065,455 at December 31, 1995 from $2,111,117 at December 31,
1994. Prior to the payoff of the 34th Street Line of Credit, the Partnership was required to deposit all receipts from the 34th Street Property into a lockbox at FNBC. As a result of the successful buy out of the 34th Street Line of Credit, funds maintained in the lockbox totalling approximately $943,000, and reflected under restricted cash, were released to the Partnership and were used to pay real estate taxes.

Other Unliquidated Assets
Deferred rent receivable totalled $9,597,899 at December 31, 1995 compared to $14,508,937 at December 31, 1994. The $4,911,038 decrease is primarily attributable to the restructuring of the Times Mirror Magazine and Newsday leases at the Two Park Avenue Property in the fourth quarter of 1995. The Times Mirror Company Inc., the parent company of Times Mirror Magazines Inc. and Newsday Inc., assumed the leases and extended the term for six and one quarter years through September 30, 2010. As part of the lease amendment, The Times Mirror Company pre-paid a portion of the rents due through the original lease expiration of June 30, 2004 and effectively reduced their rental rate per square foot over the remaining lease term.

Other assets increased from $8,090,275 at December 31, 1994 to $10,541,223 at December 31, 1995. The increase is primarily attributable to additional unamortized leasing commissions in connection with leasing activity at the Partnership's Properties during 1995.

Short- and Long-Term Liabilities
Accounts payable and accrued expenses decreased by $1,107,940 from $2,647,703 at December 31, 1994 to $1,539,763 at December 31, 1995. The decrease is primarily attributable to the payments of tenant and building improvements and other property operating expenses primarily related to the Park Avenue Property.

Deferred income increased from $134,114 at December 31, 1994 to $7,530,747 at December 31, 1995. The increase is primarily attributable to the execution of the amended lease with The Times Mirror Company, Inc. in the fourth quarter of 1995.

Due to affiliates increased from $1,783,552 at December 31, 1994 to $2,650,348 at December 31, 1995. The $866,796 increase is primarily attributable to the continued deferral by Mendik Realty of management fees with respect to the 34th Street Property and cleaning and related service costs owed to an affiliate of Mendik Realty.

Accrued interest payable totalled $621,854 at December 31, 1995 as compared to $2,985,200 at December 31, 1994. The decrease is primarily attributable to the June 1995 discounted payoff of the 34th Street Line of Credit as discussed above.

Mortgages payable decreased from $94,680,836 at December 31, 1994 to $70,044,524 at December 31, 1995. The $24,636,312 decrease is primarily attributable to the $10 million paydown of the Two Park Avenue loans with funds received from the prepayment of rent by The Times Mirror Company as discussed above and the June 1995 discounted payoff of the 34th Street Line of Credit.

Notes payable to affiliates increased from $480,000 at December 31, 1994 to $2,230,000 at December 31, 1995. The increase is primarily attributable to the NYRES1 Loan to the Partnership in connection with the payoff of the 34th Street Line of Credit in June 1995.

Results of Operations

1995 vs. 1994
For the year ended December 31, 1995, the Partnership generated net cash from operating activities of $15,247,357 compared to $4,279,060 for the year ended December 31, 1994. The increase is primarily attributable to the prepayment of rent by The Times Mirror Company Inc. in connection with the lease restructuring at the Park Avenue Property in November 1995. The Partnership generated net income of $11,613,040 for the year ended December 31, 1995 compared to a net loss of $6,173,627 for the year ended December 31, 1994. The change from net loss to net income is primarily attributable to a $16,247,734 extraordinary gain recognized on the retirement of the 34th Street Line of Credit. Without the gain, the Partnership generated a loss before extraordinary item of $4,634,694 for the year ended December 31, 1995. The lower operating loss in 1995 is primarily attributable to decreases in property operating expenses, depreciation and amortization, and interest expense.

Rental income for the year ended December 31, 1995 totalled $33,420,387, largely unchanged from $33,708,412 for the year ended December 31, 1994. While the transfer of the Stamford Property in December 1994 was the primary reason for the slight decrease in rental income during 1995, this was largely offset by increased rental income at Two Park Avenue and Saxon Woods Corporate Center as a result of new and renewal leases executed at these Properties during the prior year.

Property operating expenses for the year ended December 31, 1995 totalled $20,024,041 compared to $21,097,441 for the year ended December 31, 1994. The decrease is primarily attributable to the transfer of the Stamford Property to the lender in December 1994 in lieu of foreclosure. The transfer of the Stamford Property was also the primary reason for the $2,180,466 and $506,543 decreases in interest expense and depreciation and amortization, respectively, during 1995 as compared to 1994.

1994 vs. 1993
For the year ended December 31, 1994, the Partnership generated net cash from operating activities of $4,279,060 as compared to $1,275,101 during 1993. The increase is primarily attributable to the increase in accrued interest payable primarily related to the Stamford Loan. See below. The Partnership sustained net losses of approximately $6.2 million for the year ended December 31, 1994 as compared to approximately $11.4 million for the year ended December 31, 1993. The change in net loss is primarily due to a $5,564,391 gain on transfer in lieu of foreclosure under generally accepted accounting principles resulting from the transfer of the Stamford Property in 1994.

Rental income for the year ended December 31, 1994 was $33,708,412 compared to $34,333,599 for the year ended December 31, 1993. Rental income declined primarily due to the reduction in income at the Stamford Property as a result of lease expirations.

Property operating expenses for the year ended December 31, 1994 slightly decreased from the year ended December 31, 1993 due primarily to reduced real estate taxes resulting from decreases in assessed property values on the Park Avenue Property, the 34th Street Property and the Saxon Woods Corporate Center. Additionally, decreases in contract services at the Park Avenue and 34th Street Properties resulted in decreases in property operating expenses. These reductions were offset by increases in utilities at the Park Avenue Property, and professional fees and contract services at the Stamford Property.

Interest expense increased primarily due to the default on the Stamford Loan which resulted in an increase in the interest rate from 10.3% per annum to 15% per annum. As the Stamford Loan was nonrecourse, the Partnership was not liable for this additional interest when the property was transferred to the lender. To a lesser extent, additional borrowings on the Saxon Woods Line of Credit and increases in the interest rates on the Saxon Woods Line of Credit and 34th Street Line of Credit contributed to the increase.

As a result of the Partnership's previous decision to carry the 34th Street Property and Stamford Property at the lower of their depreciated cost or estimated market value, the Partnership recorded an unrealized loss on properties held for disposition of $4,010,962 for the year ended December 31, 1994 and $4,240,608 for the year ended December 31, 1993.


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

The executive officers and sole director of Mendik Corporation (none of whom has a family relationship with another) are:

        Name                   Age      Office

	Bernard H. Mendik	66	Chairman and Director
	David R. Greenbaum	44	President
	Christopher G. Bonk	41	Senior Vice President, Treasurer
                                        and Chief Financial Officer
	Michael M. Downey	54	Senior Vice President
        David L. Sims           49      Senior Vice President
        Kevin R. Wang           38      Senior Vice President
	John J. Silberstein	35	Senior Vice President and Secretary

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

Christopher G. Bonk has been with Mendik Realty since 1981, most recently as Senior Vice President, Treasurer and Chief Financial Officer.

Michael M. Downey has been with Mendik Realty since 1978, most recently as Senior Vice President of Operations.

David L. Sims has been with Mendik Realty since 1984, most recently as Senior Vice President of Leasing.

Kevin R. Wang has been with Mendik Realty since 1985, most recently as Senior Vice President of Leasing.

John J. Silberstein has been with Mendik Realty since 1989, most recently as Senior Vice President and Secretary.

NYRES1
NYRES1 is a Delaware Corporation formed on September 9, 1985, and is an affiliate of Lehman Brothers Inc. ("Lehman").

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

The executive officers and sole director of NYRES1 (none of whom has a family relationship with another) are:

        Name                   Age     Office

	Kenneth L. Zakin	48	Director and President
        Mark Sawicki            33      Vice President and Chief
                                        Financial Officer
        Lawrence M. Ostow       28      Vice President

Kenneth L. Zakin has been an officer of NYRES1 since 1989. Mark Sawicki has been an officer of NYRES1 since October 1990. Lawrence M. Ostow has been an officer of NYRES1 since September 1995.

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

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

Lawrence M. Ostow is an Assistant Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their officers or directors received any compensation from the Partnership. See Item 13 below of this Report with respect to certain transactions of the General Partners and their affiliates with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 29, 1996, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating, as of March 29, 1996, the name and the amount and nature of beneficial ownership of Units held by the General Partners and officers and directors thereof. Only those General Partners and officers and directors thereof which beneficially own any Units are listed. No General Partner or any officer or director thereof, or the officers and directors of the General Partners as a group, beneficially owns in excess of 1% of the total number of Units outstanding.

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


Item 13.  Certain Business Relationships and Related Transactions

As a result of the suspension of cash distributions, neither NYRES1 nor Mendik Corporation received Net Cash from Operations with respect to the year ended December 31, 1995. For the 1995 fiscal year, $743,548 of the Partnership's net income was allocated to each of NYRES1 and Mendik Corporation. For a description of the shares of Net Cash From Operations and Sale or Refinancing Proceeds (as defined in the Partnership Agreement) and the allocation of items of income and loss to which the General Partners, the special limited partner, and the Investor Limited Partners are respectively entitled, see Note 4 of Notes to Consolidated Financial Statements.

Pursuant to Section 12 of the Partnership Agreement, Mendik Realty has agreed to limit its payment of leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of that Property in such year less leasing commissions paid to other brokers in connection with that Property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1995, there was a liability of approximately $1,218,972 to Mendik Realty as a result of leasing commissions earned in 1995 and prior periods from the 34th Street Property, Park Avenue Property and Saxon Woods Corporate Center. During 1995, Mendik Realty deferred its leasing commissions earned in connection with the leasing of space at the 34th Street Property and will continue to defer these commissions during 1996.

First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies.

B&B Park Avenue L.P., a limited partnership of which Mendik Corporation is a general partner, owns the remaining 40% interest in Two Park Company, the joint venture that owns the Park Avenue Property.

Mendik Realty receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. During 1995, Mendik Realty earned management fees including deferred fees of $732,389 from the Partnership and was reimbursed $438,616 for the cost of on-site building management salaries.

During 1995, Mendik Realty deferred certain management fees payable to it by the Partnership in connection with the 34th Street Property. During 1996, Mendik Realty has agreed to continue to defer management fees in connection with the 34th Street Property. See the information under the caption "34th Street Property" in Item 2 of this Report. See Note 8 of Notes to the Consolidated Financial Statements.

Building Management Service Corporation ("BMSC"), an affiliate of Mendik Corporation, performs cleaning and related services for the properties at cost (plus an allocable share of overhead expenses). As of January 1, 1993, Guard Management Service Corporation ("GMSC"), an affiliate of Mendik Corporation, began providing security services at the Park Avenue Property and Saxon Woods Corporate Center, which services will be provided by GMSC at cost (plus an allocable share of overhead expenses). During 1995, GMSC and BMSC earned from the Partnership $4,493,393 for such services.

See Note 8 of Notes to Consolidated Financial Statements for additional information concerning amounts paid or accrued to the General Partners and their affiliates during the years ended December 31, 1995, 1994 and 1993 and all balances unpaid at December 31, 1995.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following consolidated financial statements of Mendik Real Estate Limited Partnership and Consolidated Venture are included in Item 8:

  Independent Auditors' Report                                  F-1

  Consolidated Balance Sheets at December 31, 1995 and 1994     F-2

  Consolidated Statements of Operations for the years ended
    December 31, 1995, 1994 and 1993                            F-3

  Consolidated Statements of Partners' Capital (Deficit) for
    the years ended December 31, 1995, 1994 and 1993            F-4

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                            F-5

  Notes to the Consolidated Financial Statements                F-6

  Schedule III - Real Estate and Accumulated Depreciation       F-19


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

  (3) See Index to Exhibits contained herein.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed in the fourth quarter of fiscal year
    1995.


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


                              MENDIK REAL ESTATE LIMITED PARTNERSHIP

                              BY: Mendik Corporation
                                  General Partner



Date: April 12, 1996          BY:  /s/David R. Greenbaum
                              Name:   David R. Greenbaum
                              Title:  President




                              BY: NY Real Estate Services 1 Inc.
                                  General Partner




Date: April 12, 1996          BY:  /s/Kenneth L. Zakin
                              Name:   Kenneth L. Zakin
                              Title:  Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                              NY REAL ESTATE SERVICES 1 INC.
                              A General Partner




Date: April 12, 1996          BY:  /s/Kenneth L. Zakin
                              Name:   Kenneth L. Zakin
                              Title:  Director and President



Date: April 12, 1996          BY:  /s/Mark Sawicki
                              Name:   Mark Sawicki
                              Title:  Vice President and
                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                              MENDIK CORPORATION
                              A General Partner




Date: April 12, 1996          BY:  /s/Bernard H. Mendik
                              Name:   Bernard H. Mendik
                              Title:  Chairman and Director




Date: April 12, 1996          BY:  /s/David R. Greenbaum
                              Name:   David R. Greenbaum
                              Title:  President




Date: April 12, 1996          BY:  /s/Christopher G. Bonk
                              Name:   Christopher G. Bonk
                              Title:  Senior Vice President, Chief
                                      Financial Officer and Treasurer



                          Independent Auditors' Report


The Partners
Mendik Real Estate Limited Partnership:

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendik Real Estate Limited Partnership and Consolidated Venture as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                KPMG PEAT MARWICK LLP

Boston, Massachusetts
March 21, 1996


Consolidated Balance Sheets
December 31, 1995 and 1994

Assets                                               1995              1994

Real estate investments:
  Land                                       $ 27,137,084      $ 27,137,084
  Buildings and improvements                  214,497,059       209,035,698

                                              241,634,143       236,172,782
Less-accumulated depreciation                 (58,172,619)      (49,536,517)

                                              183,461,524       186,636,265

Cash and cash equivalents                       4,673,561         5,337,928
Restricted cash                                 1,065,455         2,111,117
U.S. Treasuries and Agencies                    2,458,794         3,009,152
Rents and other receivables (net
  of allowance for doubtful accounts of
  $150,880 in 1995 and $618,832 in 1994)          938,101           774,028
Deferred rent receivable                        9,597,899        14,508,937
Other assets, net of accumulated
  amortization of $6,513,970 in 1995
  and $5,038,398 in 1994                       10,541,223         8,090,275

    Total Assets                             $212,736,557      $220,467,702


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses      $  1,539,763      $  2,647,703
  Deferred income                               7,530,747           134,114
  Due to affiliates                             2,650,348         1,783,552
  Security deposits payable                     1,065,455         1,168,590
  Accrued interest payable                        621,854         2,985,200
  Mortgages payable                            70,044,524        94,680,836
  Notes payable to affiliates                   2,230,000           480,000

    Total Liabilities                          85,682,691       103,879,995

Minority interest                              40,388,146        41,535,027

Partners' Capital (Deficit):
  General Partners                                    ---        (1,487,096)
  Special Limited Partner                             ---          (471,998)
  Limited Partners (395,169 units outstanding) 86,665,720        77,011,774

    Total Partners' Capital                    86,665,720        75,052,680

    Total Liabilities and Partners' Capital  $212,736,557      $220,467,702


Consolidated Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                  1995            1994            1993

Rent                             $33,420,387     $33,708,412    $ 34,333,599
Gain on transfer
 in lieu of foreclosure                  ---       5,564,391             ---
Interest                             214,049         298,457         282,740

  Total Income                    33,634,436      39,571,260      34,616,339

Expenses

Property operating                20,024,041      21,097,441      22,408,960
Depreciation and amortization     10,199,677      10,706,220      10,498,610
Interest                           8,796,859      10,977,325      10,194,343
General and administrative           395,434         364,286         472,146
Unrealized losses on
 property held for disposition           ---       4,010,962       4,240,608

  Total Expenses                  39,416,011      47,156,234      47,814,667

  Loss before minority interest
  and extraordinary item          (5,781,575)     (7,584,974)    (13,198,328)

Minority interest in loss of
 consolidated venture              1,146,881       1,411,347       1,791,780

 Loss before extraordinary item   (4,634,694)     (6,173,627)    (11,406,548)

Extraordinary Item

Gain on retirement of debt        16,247,734             ---             ---

Net Income (Loss)                $11,613,040     $(6,173,627)   $(11,406,548)


Net Income (Loss) Allocated:

To the General Partners          $ 1,487,096     $   (61,736)   $   (114,065)
To the Limited Partners            9,653,946      (6,111,891)    (11,292,483)
To the Special Limited Partner       471,998             ---             ---

                                 $11,613,040     $(6,173,627)   $(11,406,548)

Per limited partnership
unit (395,169) outstanding:

Net loss before extraordinary item   $(11.61)        $(15.47)        $(28.58)

Net Income (Loss)                    $ 24.43         $(15.47)        $(28.58)


Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1995, 1994 and 1993

                                                      Special
                         Limited       General        Limited
                        Partners      Partners        Partner           Total
Balance at
 December 31, 1992  $ 94,416,148   $(1,311,295)     $(471,998)   $ 92,632,855
Net loss             (11,292,483)     (114,065)           ---     (11,406,548)

Balance at
 December 31, 1993    83,123,665    (1,425,360)      (471,998)     81,226,307
Net loss              (6,111,891)      (61,736)           ---      (6,173,627)

Balance at
 December 31, 1994    77,011,774    (1,487,096)      (471,998)     75,052,680
Net Income             9,653,946     1,487,096        471,998      11,613,040

Balance at
 December 31, 1995   $86,665,720   $       ---      $     ---    $ 86,665,720



Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993

Cash Flows from Operating Activities:         1995          1994          1993

Net income (loss)                      $11,613,040   $(6,173,627) $(11,406,548)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization         10,199,677    10,706,220    10,498,610
  Gain on transfer in lieu of foreclosure      ---    (5,564,391)          ---
  Gain on retirement of debt           (16,247,734)          ---           ---
  Minority interest in loss of
   consolidated venture                 (1,146,881)   (1,411,347)   (1,791,780)
  Provision for losses on rents
   and receivables                             ---       426,994           ---
  Unrealized loss on properties
   held for disposition                        ---     4,010,962     4,240,608
  Net premium (discount) amortization -
   U.S. Treasuries and Agencies             50,092       (32,175)      (99,651)
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Restricted cash                      1,045,662       279,617      (475,920)
    Rents and other receivables           (164,073)     (440,311)    1,010,411
    Deferred rent receivable             4,911,038      (344,889)     (729,445)
    Other assets                        (3,856,650)   (1,866,041)   (1,806,549)
    Accounts payable and accrued expenses   48,504       879,384      (594,809)
    Deferred income                      7,396,633        51,793        30,832
    Due to affiliates                      866,796       913,633       843,132
    Accrued interest payable               634,388     2,682,521     1,040,181
    Security deposits payable             (103,135)      160,717       440,238
    Deferred interest payable                  ---           ---        75,791

Net cash provided by
 operating activities                   15,247,357     4,279,060     1,275,101

Cash Flows from Investing Activities:

 Additions to real estate investments   (5,619,234)   (6,787,315)   (2,845,613)
 Accounts payable - real estate assets  (1,156,444)      338,317           ---
 Acquisition of U.S. Treasuries
   and Agencies                         (3,574,183)   (4,659,415)   (5,744,971)
 Redemption of U.S. Treasuries
  and Agencies                           4,074,449     4,565,357     5,780,013

Net cash used for investing activities  (6,275,412)   (6,543,056)   (2,810,571)

Cash Flows from Financing Activities:

 Payments of principal on
  mortgage notes payable               (11,750,000)          ---           ---
 Proceeds from mortgage
  and notes payable                      2,113,688       138,159     1,388,175

Net cash provided by (used for)
 financing activities                   (9,636,312)      138,159     1,388,175

Net decrease in cash
 and cash equivalents                     (664,367)   (2,125,837)     (147,295)
Cash and cash equivalents
 at beginning of year                    5,337,928     7,463,765     7,611,060

Cash and cash equivalents
 at end of year                        $ 4,673,561   $ 5,337,928   $ 7,463,765

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest $ 8,015,003   $ 8,294,804   $ 9,154,162


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

 On June 26, 1995 the Partnership completed the payoff of the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street property for $1.75 million. As of that date, there was $15 million of principal outstanding and accrued interest of $2,997,734. To complete the discounted payoff the Partnership received a loan from an affiliate of NY
 Real Estate Services 1 Inc., in the amount of $1.75 million.

 On December 29, 1994, the Partnership transferred title to the 1351 Washington Boulevard property to the mortgage holder, in lieu of foreclosure. The transfer resulted in full satisfaction of the property's debt.

Supplemental Disclosure of Non-Cash Operating Activities:

 During the year ended December 31, 1995, the Partnership wrote-off $227,741 of fully amortized assets.


Notes to the Consolidated Financial Statements
December 31, 1995, 1994, and 1993

1. Organization
Mendik Real Estate Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate and Agreement of Limited Partnership dated and filed October 30, 1985 (the "Partnership Agreement"), as amended, and subsequently amended and restated on February 25, 1986. The Partnership was formed for the purpose of acquiring, maintaining and operating income producing commercial office buildings in the Greater New York Metropolitan Area. The general partners of the Partnership are Mendik Corporation and NYRES1 (See below). The Partnership will continue until December 31, 2025, unless sooner terminated in accordance with the terms of the Partnership Agreement. The Partnership offered Class A units to taxable investors and Class B units to tax exempt investors.

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

Park Avenue Property - Although the Partnership continues to lease space at the Property, with the continuing softness in the real estate market, new and renewal leases generally have been signed at rental rates significantly less than the rental rates received on leases signed in the mid-1980's. The Property's cash flow, however, is expected to remain stable in 1996. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. With the signing of the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the joint venture's cash reserves which at year-end 1995 were approximately $3.5 million over and above a reserve for real estate taxes. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to reestablish reserves.

During the fourth quarter of 1995, the Partnership was successful in negotiating a six and one quarter year lease extension from June 30, 2004 through September 30, 2010 on substantially an "as is" basis with Times Mirror Magazines Inc. and its affiliate, Newsday Inc. As part of the extension, The Times Mirror Company Inc., the parent company of Times Mirror Magazines Inc. and Newsday Inc., took over the leases, which total approximately 263,000 square feet. The Times Mirror Company Inc., whose financial condition is more secure than those of its subsidiaries, also leased an additional 9,000 square feet, bringing its total leased space to approximately 272,000 square feet or approximately 29% of the Property. As part of the lease amendment, The Times Mirror Company pre-paid a portion of the rents due through the original lease expiration of June 30, 2004. The lease prepayment was used by the Partnership to prepay, without penalty, $10 million of the outstanding balance of the loans secured by the Property, reducing the principal balance of the loans to $65 million. Such prepayment was made in November 1995.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges under the loans. The indebtedness secured by the Park Avenue Property currently matures in December 1998, or December 1996 at the option of the lender, (See Note 6 for further information). The lender has, to date, given neither formal notice nor any indication that it will or intends to accelerate the maturity date of the loans. If the maturity of the loans is accelerated, the Partnership will explore other options, including either a refinancing with a new lender or a possible sale of the property. However, no assurances can be given that the Partnership would be able to refinance or sell the property on terms acceptable to the Partnership.

The property was 97% and 92% leased at December 31, 1995 and 1994, respectively.

The 34th Street Property - The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provides for annual lease payments of $2.25 million through December 31, 1999. The ground lease may be renewed in 1999 and thereafter at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term.

In 1993, the Partnership signed a long-term lease with the City of New York for approximately 47% of the Property's total leasable space in the 34th Street Property. The City has the right to terminate the lease on a floor by floor basis provided the City gives the Partnership one year's prior notice and to reimburse the Partnership for certain improvement costs as defined in the lease. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses. Per the terms of the lease, approximately $1.25 million was spent by the Partnership for required tenant improvements. In order to fund the tenant improvements required by the City lease, the Partnership negotiated an agreement with the unaffiliated ground lessor pursuant to which the ground lessor agreed to make available the $1.25 million that was being held as security under the ground lease. The ground lessor also agreed to waive the lease requirement that the Partnership deposit an additional $1 million as security with the ground lessor in connection with the increase in the annual ground rent in 1992 to $2.25 million.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty Company, Inc. ("Mendik Realty"), an affiliate of Mendik Corporation, voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Through December 31, 1995, Mendik Realty has deferred approximately $1,367,413 in leasing commissions and management fees with respect to the 34th Street Property.

On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the 34th Street Line of Credit. Pursuant to the forbearance agreement, FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership suspending its interest payments to FNBC beginning in September 1992. On August 15, 1994, an extension of the forbearance agreement was entered into with FNBC extending the forbearance period from June 30, 1994 to December 31, 1994. At the end of 1994, the Partnership obtained a further extension of the forbearance period to June 30, 1995. The forbearance agreement allowed the Partnership to pay off the 34th Street Line of Credit for $6 million at any time through June 30, 1995, a substantial discount to the 34th Street Line of Credit's current outstanding balance.

In May 1995, the Partnership successfully negotiated an agreement with FNBC to reduce the amount needed to pay off the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit") to $1.75 million compared to the property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, an agreement was entered into with an affiliate of NY Real Estate Services 1 Inc. to lend the Partnership the $1.75 million needed to complete the payoff of the 34th Street Line of Credit prior to June 30, 1995 (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit. As a result, the Partnership will be able to retain its interest in the property and will have the opportunity to benefit from any improvement in the market.

The NYRES1 Loan bears interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street property. To the extent that interest has not been paid on a current basis from the property's cash flow, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The NYRES1 Loan matures upon the earlier of December 31, 2025 or the termination of the Partnership and is not secured by a mortgage on the property, but remains an unsecured obligation of the Partnership. In connection with the NYRES1 Loan, Mendik Realty agreed to continue to defer its management fees and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the property.

The property was 90% and 65% occupied at December 31, 1995 and 1994, respectively.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1996. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement which prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"), the Partnership is permitted to borrow only $6,080,000 based upon the most recent appraisal of the Saxon Woods Corporate Center which as of December 31, 1995 was $15,200,000. The loan agreement provides that all available cash flow from the Saxon Woods Corporate Center will be used for expenses incurred at the Saxon Woods Corporate Center prior to borrowing additional funds under the Saxon Woods Line of Credit. The Partnership believes that additional leasing activity, the costs of which will be funded to the extent of borrowings permitted under the Saxon Woods Line of Credit and operating cash flow, may result in an increase in the appraised value of the Property thereby enabling the Partnership to borrow additional amounts available under the Saxon Woods Line of Credit. There can be no assurance that the property's appraised value will increase in the future which would enable the Partnership to borrow additional funds. As of December 31, 1995, the Partnership had borrowed $5,044,524 under the Saxon Woods Line of Credit.

The indebtedness secured by the Saxon Woods Corporate Center currently matures in September 1996. The Partnership has commenced discussions with the lender in an effort to extend the maturity date of the mortgage. In the event an agreement with the lender cannot be reached, the Partnership will pursue other options, including a refinancing with a new lender or a possible sale of the Property. However, there can be no assurance that such efforts would be successful.

The property was 81% and 78% occupied at December 31, 1995 and 1994, respectively.

Stamford Property - The Partnership restructured the nonrecourse loan secured by the Stamford Property in 1991. The restructuring was intended to enable the Stamford Property to generate sufficient cash flow to meet its operating expenses and debt service obligations through 1993 without utilizing the Partnership's working capital reserves. However, the Stamford real estate market continued to deteriorate resulting in a further erosion of market lease rates. During 1994 two leases totaling 77,800 square feet expired and, although the Partnership was able to negotiate a new lease for 46,600 square feet with one of the tenants, it was at a significantly reduced rental rate. As a result, the property's revenue declined significantly and the Partnership failed to make full payment of debt service due on February 10, 1994 through December 10, 1994 with respect to the Stamford Loan. The Partnership was unsuccessful in its attempts to sell the property at a price sufficient to pay off the mortgage. As a result, on December 29, 1994, the Partnership transferred title to the Stamford Property to the lender in lieu of foreclosure. The transfer resulted in the loss of the Partnership's investment in the property; however, the Partnership was not liable for accrued interest or the principal balance of the mortgage not otherwise satisfied by transfer of the property.

The property was 47% occupied at the date of transfer of the property on December 29, 1994.

3. Summary of Significant Accounting Policies

Basis of Accounting. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized as earned and expenses are recorded as obligations are incurred.

Consolidation. The consolidated financial statements include the accounts of the Partnership and of Two Park Company, a joint venture in which the Partnership owns an approximate 60% general partnership interest. The joint venture was formed to own and operate a commercial office building. Intercompany accounts and transactions between the Partnership and the venture have been eliminated in consolidation.

Real Estate Investments. Real estate investments which consist of buildings, are recorded at cost, less accumulated depreciation. Cost includes the initial purchase price of the properties plus closing costs, acquisition and legal fees, and capital improvements. Depreciation of the buildings is computed using the straight-line method over an estimated useful life of 20 to 35 years. Depreciation of personal property is computed using the straight-line method over an estimated useful life ranging from 5 to 10 years. Tenant improvements are amortized using the straight-line method over the respective lease terms.

During the latter part of 1992, the General Partners concluded that the Partnership may be unable to hold the 34th Street Property on a long-term basis. As a result, the Partnership accounted for the property as held for disposition. Accordingly, the carrying value of the property was reduced to the lower of its depreciated cost or estimated market value. Now that the Partnership has replaced the first mortgage debt on the property with the NYRES 1 Loan, management intends to hold the property and has again accounted for it as a real estate investment.

Accounting for Impairment. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 in the fourth quarter of 1995.

The Partnership completed a review of recoverability of the carrying amount of each property based upon an estimate of undiscounted cash flows expected to result from each property's use and eventual disposition. Based on current estimates, the adoption of FAS 121 had no impact on the financial statements. However, if long-term financing cannot be arranged for the Two Park and Saxon Woods properties and the 34th Street Property ground lease is not extended, it is reasonably possible that a change in the Partnership's assessment of recoverability could occur.

Cash Equivalents. Cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted Cash.  Restricted cash consists of security deposits.

Marketable Securities. Marketable securities, which consist of United States Treasury securities and Agencies, are carried at amortized cost, which approximates market.

Concentration of Credit Risk. Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

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

Leasing Costs. Leasing costs are capitalized and amortized using the straight line-method over the respective lease terms.

Mortgage Costs. Mortgage costs are capitalized and amortized over the term of the mortgages payable.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgement regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Income Taxes. The Partnership allocates all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements as the liabilities for such taxes are those of the partners rather than the Partnership.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) Per Limited Partnership Unit. Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding during the year and the net income (loss) allocated to the limited partners in accordance with the terms of the Partnership Agreement.

Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform with the financial statement presentation used in 1995.

4. The Partnership Agreement
Taxable income for any fiscal year shall be generally allocated in substantially the same manner as net cash from operations then 85% to the limited partners, 14% to the special limited partner and 1% to the general partners, except that depreciation allocated to the limited partners will be allocated solely to the Class A units. Tax losses for any fiscal year will generally be allocated to the limited partners and special limited partner to the extent of their positive capital accounts and then 99% to the limited partners and 1% to the general partners.

The Times Mirror Lease Prepayment and the gain on retirement of the 34th Street Property debt have been treated as capital transactions for purposes of allocation under the Partnership Agreement. Accordingly, only the Class A limited partners, the special limited partner and the general partners have received an allocation of income; Class B limited partners received no allocation from these transactions.

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

5. Real Estate Investments
The major tenants described below represented 50% of the Partnership's rental income in 1995. See Note 2 for leasing activity.

The Park Avenue Property. In 1987, the Partnership indirectly acquired from an affiliate an approximate 60% general partnership interest in a joint venture, Two Park Company, formed in 1986 for the purpose of acquiring and operating a parcel of land located at Two Park Avenue, New York, New York, together with the 28-story office building and related improvements located thereon containing approximately 948,000 net rentable square feet (based on current standards of measurement). The affiliate acquired such interest to facilitate the acquisition by the Partnership. Two Park Company acquired the Park Avenue Property in 1986 from an unaffiliated seller for approximately $151.5 million, $60 million of which was financed by a first mortgage loan. The Partnership acquired its interest by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. The remaining approximate 40% interest in Two Park Company is owned by B & B Park Avenue L.P., of which Mendik Corporation is a general partner. The sole stockholder of the other general partner is also the lender of the mortgages secured by the Park Avenue Property. At December 31, 1995, the property was appraised at $95,000,000, and the appraised value of the property net of the minority interest was $56,715,000. At December 31, 1994, the property was appraised at $105,000,000, and the appraised value of the property net of the minority interest was $62,685,000. The reduction in the appraised value from December 31, 1994 to December 31, 1995 is primarily due to the lease prepayment received from a tenant in the amount of $13,839,000. (See Notes 2 and 6).

Major tenants at Two Park Avenue are Times Mirror Magazines, Inc. and its affiliate Newsday, Inc. both of whom assigned their leases to Times Mirror Company Inc. as of October 1, 1995. The Times Mirror Company Inc. leases 271,850 square feet (29% of total leasable area in the property) under a new lease which expires on September 30, 2010 and National Benefit Life Insurance Company which leases 99,839 square feet (11% of total leasable area in the property) under a lease expiring May 30, 1998. National Benefit Life Insurance Company has notified the Partnership that it will vacate its space once the current lease expires. Times Mirror Company and National Benefit Life Insurance Company represented 29% and 13%, respectively, of the property's total rental income in 1995.

The 34th Street Property. In 1987, the Partnership acquired the leasehold interest in the 34th Street Property, an eighteen-story structure containing approximately 637,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $35,611,400 consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The building is situated on a 46,413 square foot site.

The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provided for annual lease payments of $1.25 million through December 31, 1991 and requires annual lease payments of $2.25 million for the remaining eight years. The ground lease may be renewed at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The property was appraised at $2,700,000 at December 31, 1995. The appraised value at December 31, 1994 was $5,700,000.

The major tenant at the 34th Street property is the City of New York which leases 300,000 square feet (47% of the total leasable area in the property) under a lease expiring February 28, 2001. As with substantially all leases with New York City, the tenant has the right to terminate the lease on a floor by floor basis without penalty provided the City gives the Partnership one year's prior notice. However, should it terminate the lease with respect to one or more floors, the City would be required to pay the Partnership for certain improvement costs as defined in the lease. To date, the Partnership has not received any indication that the City intends to terminate any portion of the lease. However, the City has retained a real estate brokerage firm to evaluate its space needs at various locations in New York City, including the 34th Street Property. The Partnership has had preliminary discussions with the brokerage firm in connection with a long-term lease extension of the City's lease. The City represented approximately 90% of the property's total revenue in 1995.

The Saxon Woods Corporate Center. In 1986, the Partnership acquired the leasehold interest in Saxon Woods Corporate Center, two office buildings located in Harrison, New York containing an aggregate of approximately 232,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership.

The property was purchased by the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $21,282,805 was paid from the proceeds of the Partnership's offering and consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The buildings are situated on a 15.28 acre site which is subject to two ground leases, each of which terminates in September 2027 and provides the lessee with the option to renew for two 25-year periods and one 39-year period. Each ground lease provides for an annual net rental of $170,000 with an increase of $20,000 every five years, commencing January 1996. The property was appraised at $15,200,000 at December 31, 1995, compared to $15,000,000 at December 31, 1994.

Major tenants at the Saxon Woods Corporate Center are Commodity Quotations which leases 24,540 square feet (11% of the total leasable area) under leases expiring October 31, 2001 and October 31, 1998. Commodity Quotations has the option to cancel the lease expiring October 31, 2001 at the end of the seventh year, October 23, 1998. Icon Capital Corp. leases 29,040 square feet (13% of the total leasable area) under a lease expiring November 30, 2004. Commodity Quotations and Icon Capital Corp represented approximately 13% and 14%, respectively, of the property's rental income in 1995.

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

The Park Avenue Property. The $60,000,000 first mortgage is for a term of twelve years and accrues interest at the rate of 9.75% per annum. Interest only is payable in monthly installments until the maturity date (December 19, 1998) at which time the full amount of principal and any accrued interest shall be due and payable. On June 15, 1989, Two Park Company placed a second mortgage on the Park Avenue Property in the amount of $10,000,000. Interest only was payable in monthly installments at a rate of 10.791% through June 15, 1992 and thereafter at the rate of 10.625% through December 19, 1998 at which time the full amount of principal and any accrued interest would have been due and payable. In November 1995, the Partnership prepaid, without penalty, the $10,000,000 second mortgage from proceeds received from the lease extension with The Times Mirror Company Inc. On December 26, 1990, Two Park Company placed a third mortgage on the Park Avenue Property in the amount of $5,000,000. Interest only is payable in monthly installments at a rate of 11.5% through its maturity date of December 19, 1998 at which time the full amount of principal and any accrued interest shall be due and payable. The lender has the right to accelerate the maturity date of the mortgages (collectively the "Park Avenue Loans") to a date not earlier than December 19, 1996 upon at least 180 days prior notice (June 19, 1996).

The Park Avenue Loans are being treated as one loan and at any time upon request of Two Park Company, the lender will combine and consolidate both loans to make a non-recourse first mortgage loan in the principal amount of $65,000,000.

The 34th Street Property. On December 12, 1989, the Partnership entered into a loan agreement with First National Bank of Chicago ("FNBC"). The loan provided for a $30,000,000 credit facility in the form of a first mortgage secured by the Partnership's leasehold interest on the 34th Street Property (the "34th Street line of credit"). The lender agreed to advance amounts under the credit facility up to 40% of the lesser of the appraised value of the 34th Street Property or the value thereof as determined by the lender. The credit facility was scheduled to mature on May 31, 1997 and provided the Partnership with the flexibility to draw funds at 110 basis points over the London Interbank offered rate ("LIBOR"), or 110 basis points over FNBC's C.D. rate or at FNBC's prime rate. If the net operating income (as defined) for the property is less than 115% of the projected debt service for the property for any six month period, the lender may increase the interest rate to 125 basis points over LIBOR or 125 basis points over FNBC's C.D. rate. As of December 31, 1992, $15,000,000 had been advanced under the 34th Street line of credit. As a result of the default on the loan (See Note 2) and the decline in the appraised value of the 34th Street Property, the Partnership was prevented from borrowing any additional funds.

The Partnership suspended its interest payments to the lender beginning with the September 1992 payment. On August 12, 1993, the Partnership entered into a forbearance agreement which modified the terms of the 34th Street Line of Credit with FNBC. Pursuant to the forbearance agreement, FNBC agreed to forbear through June 30, 1994 from exercising its remedies under the loan agreement as a result of the Partnership's failure to pay interest. The forbearance period was subsequently extended through June 30, 1995. The forbearance agreement allowed the Partnership to pay off the 34th Street Line of Credit for $6 million at any time through June 30, 1995, a substantial discount to the 34th Street Line of Credit's current outstanding balance. Also through June 30, 1995, the Partnership was permitted to make interest payments to FNBC, based upon the Corporate Base Rate or the prime rate beginning March 19, 1993, only to the extent of available cash flow from the 34th Street Property. No interest payments were made by the Partnership during the forbearance periods.

In May 1995, the Partnership successfully negotiated an agreement with the FNBC, the property's lender, to reduce the amount needed to pay off the nonrecourse first mortgage secured by the Partnership's leasehold interest in the 34th Street Property (the "34th Street Line of Credit") to $1.75 million compared to the property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, an agreement was entered into with an affiliate of NYRES1 to lend the Partnership the $1.75 million unsecured loan needed to complete the payoff of the 34th Street Line of Credit prior to June 30, 1995 (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit. As a result of the payoff, the Partnership retained its interest in the property and will have the opportunity to benefit from any improvement in the market.

The NYRES1 Loan bears interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street property. To the extent that interest has not been paid on a current basis from the property's cash flow, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. The NYRES1 Loan matures upon the earlier of December 31, 2025 or the termination of the Partnership. In connection with the NYRES1 Loan, Mendik Realty Company, Inc., an affiliate of Mendik Corporation, agreed to continue to defer its management fees and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the property.

The Saxon Woods Corporate Center. In September 1991, the Partnership established a non-recourse line of credit of $6,500,000 (the "Saxon Woods line of credit") secured by the Partnership s leasehold interest in the property located at 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Property"). The Saxon Woods line of credit has a term of five (5) years, is secured by a first leasehold mortgage on the Saxon Woods Property and generally bears interest at the rate of 2.5% per annum in excess of LIBOR. The average interest rate for 1995 was 8.4375% at December 31, 1995. In addition, the Partnership is required to pay 1/2% per annum on the undrawn balance of the Saxon Woods line of credit. As additional security for the repayment of the Saxon Woods line of credit, the Partnership deposited $500,000 with the lender, which deposit was used by the Partnership to pay operating expenses in connection with the Saxon Woods Property prior to borrowing any sums under the Saxon Woods line of credit for operating expenses. The Saxon Woods line of credit provides the Partnership with a source of funds to pay for those improvements necessary to lease additional space at the property. In order to reduce the need for additional borrowings under the Saxon Woods line of credit, the Partnership has agreed to use all available cash flow from the Saxon Woods Property (which cash flow has been pledged to the lender) for all expenses incurred at the Saxon Woods Property prior to borrowing any additional funds under the Saxon Woods line of credit.

Based on the current appraised value of the Saxon Woods Property, only $6,080,000 of the Saxon Woods line of credit is available to the Partnership due to the Borrowing Limitation. The Partnership believes that the Saxon Woods line of credit will provide the Partnership with a source of funds which should be sufficient to pay for those improvements necessary to lease certain additional space at the property. As of December 31, 1995, the Partnership had borrowed $5,044,524 under the Saxon Woods line of credit. The Partnership expects that additional leasing activity, the costs of which will be covered by borrowings from the Saxon Woods Line of Credit and operating cash flow, may result in a further increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6,500,000. The Partnership has the option to request an updated appraisal at any time; however, there can be no assurance that subsequent appraised values for the Property will continue to increase.

The Stamford Property. The $12,500,000 non-recourse first mortgage loan was for a term of ten years and accrued interest at the rate of 10% per annum through December 10, 1993 and 10.3% thereafter.

The Partnership failed to make full payment of debt service due commencing February 10, 1994 with respect to the Stamford Loan as discussed in Note 2. As a result, the Partnership was in default under the terms of the Stamford Loan. The Partnership was unable to secure a loan modification, and title to the property was transferred to the lender on December 29, 1994 in lieu of a foreclosure sale, resulting in the loss of the Partnership's investment in the property.

Pursuant to a loan modification agreement on the Stamford Property, Mendik Corporation and NYRES1 agreed to lend the Partnership $50,000 and $110,000, respectively, in each of calendar years 1991, 1992 and 1993. Principal and interest is payable on December 31, 2025, or upon termination of the Partnership if earlier, subject to a mandatory prepayment from the net proceeds from the sale of any properties, after repayment of all debt secured by the property sold.

Mortgages payable at December 31, 1995 and 1994 are summarized as follows:

                                                        1995             1994
Secured by Park Avenue Property, bearing
 interest at a blended rate of 10.02% in 1995
 and 10.159% in 1994                             $65,000,000      $75,000,000

Secured by 34th Street Property, bearing
 interest at a blended rate of 7.245% in 1994.           ---       15,000,000

Secured by Saxon Wood Corporate Center,
 bearing interest at a blended rate of 8.87%
 in 1995 and 7.139% in 1994                        5,044,524        4,680,836

                                                 $70,044,524      $94,680,836


Notes payable at December 31, 1995 and 1994 are summarized as follows:

                                                        1995             1994
Note payable to an affiliate of NYRES1,
 unsecured, bearing interest at prime rate
 less 1.25%                                        1,750,000              ---

Note payable to NYRES1, unsecured, bearing
 interest at prime rate less 1.25%                   330,000          330,000

Note payable to Mendik Corporation, unsecured,
 bearing interest at prime rate less 1.25%           150,000          150,000

                                                  $2,230,000         $480,000


The following summarizes the scheduled maturities of the Partnership's mortgages and notes payable:

        Year                      Amount

        1996                    $5,044,524
        1997                           ---
        1998                    65,000,000
        Thereafter               2,230,000

                               $72,274,524


In November 1995, the Partnership prepaid, without penalty, $10,000,000 of the outstanding mortgages on the Two Park Avenue property from proceeds received from the lease extension with Times Mirror Magazines Inc. and its affiliate, Newsday, Inc. The remaining mortgages mature on December 19, 1998 and require monthly payments of interest only, with the entire principal due at maturity. If the Park Avenue Lender were to exercise its option to accelerate the scheduled maturity date of its loans to the earliest possible permitted date, then the amounts due in 1996 in the above table would be $70,044,524.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar average maturities, the fair value of long-term debt approximates carrying value.

7. Rental Income Under Operating Leases
Based upon the leases currently in effect, future minimum rental payments from operating leases of the Partnership's properties (which are not cancellable by their terms) as of December 31, 1995 are as follows:


        Year                       Amount

        1996                    $ 24,711,418
        1997                      25,356,634
        1998                      23,368,812
        1999                      20,417,722
        2000                      19,222,107
        Thereafter               133,515,351

				$246,592,044


In addition to the minimum rental amounts, substantially all of the leases provide for escalation charges to tenants for operating costs, real estate taxes and electricity. For the years ended December 31, 1995, 1994, and 1993, these amounts were $2,712,976, $3,282,904, and $3,524,411, respectively, which amounts are included in rental income.

8. Transactions With General Partners and Affiliates
Certain cash and cash equivalents reflected on the Partnership's consolidated balance sheets at December 31, 1995 and 1994 were on deposit with an affiliate of a general partner.

The following is a summary of the amounts paid or accrued to the general partners and their affiliates during the years ended December 31, 1995, 1994 and 1993 and all balances unpaid at December 31, 1995:

                  Due To/(From) Affiliates
                       at December 31,           ------Paid or Accrued-----
                            1995              1995          1994          1993
Management fees and
 building personnel
 salaries (A)           $1,244,725      $1,171,005    $1,289,698    $1,227,744

Leasing commissions (B)  1,218,972         347,488       555,147       770,710

Cleaning and related
 services (C)(D)           166,651       4,127,071     4,072,233     4,166,977

Administrative salaries
 and expenses (E)           20,000          73,163        86,021        65,254

Security (F)                   ---         366,322       378,806       414,219

Out of pocket
 expenses (G)                  ---             ---           ---           981


                        $2,650,348      $6,085,049    $6,381,905    $6,645,885


(A) Mendik Realty receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. Salaries and benefits for building personnel, which has remained under the payroll of Mendik Realty, for the years ended December 31, 1995, 1994 and 1993 totalled $438,616, $515,998 and $527,019, respectively. Management fees paid or payable to Mendik Realty totalled $732,389, $773,700 and $700,725 for the years ended December 31, 1995, 1994 and 1993, respectively. These amounts are included in the table. Certain management fees included in the above amounts are being deferred as discussed in Note 6.

(B) Mendik Realty has agreed to limit the payment of its leasing commissions at any property in any year to not more than 3% of the gross operating revenues of the property in such year less leasing commissions paid to other brokers in connection with that property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1995, there were unpaid commissions, on a consolidated basis, of approximately $1,218,972 as a result of deferred leasing commissions from the 34th Street property, the Saxon Woods Corporate Center and the Park Avenue property. Certain leasing commissions are being deferred as per the loan modifications discussed in Note 6.

(C) Building Maintenance Service Corporation ("BMSC"), an affiliate of Mendik Corporation, performs cleaning and related services at the properties. Such cleaning and related services are provided by BMSC at its cost plus an allocable share of overhead expenses. Cleaning and related services payable to BMSC totalled $3,230,148, $3,278,621 and $3,500,062 for the years ended December 31, 1995, 1994 and 1993, respectively. The salaries and benefits for these employees were $759,415, $687,948 and $584,942 in 1995, 1994 and 1993, respectively. These amounts are included in the table. Included in the 1993 amounts are certain amounts related to 1992 due to a difference between estimates and actual costs incurred for 1992.

(D) BMSC provides metal and marble cleaning services to the Partnership at its cost plus an allocable share of overhead expenses, which were $137,508, $105,664 and $81,973 in 1995, 1994 and 1993, respectively. These amounts are included in the table.

(E) NYRES1, a general partner, is reimbursed for certain administrative salaries and expenses for services rendered by a non-affiliate in connection with maintaining Partnership operations.

(F) Effective January 1, 1993, Guard Maintenance Service Corporation ("GMSC"), an affiliate of Mendik Corporation, began providing security services to the Partnership at its cost plus an allocable share of overhead expenses, which in 1995, 1994 and 1993 totalled $366,322, $378,806 and $414,219, respectively.
These amounts are included in the table. Security services paid to unaffiliated third parties for the year ended December 31, 1993 were $61,609. This amount is not included in the table.

(G) First Data Investor Services Group provides partnership accounting and investor relations to the Partnership. Prior to May 1993, these services were provided by an affiliate of a general partner.

9. Litigation

On February 6, 1996, a purported class action, Sword v. Lehman Brothers Holdings, Inc., was commenced on behalf of, among others, all Unitholders in the Circuit Court for Baltimore, Maryland against the Partnership, Lehman Brothers Holdings, Inc., E.F. Hutton & Company, Inc. and others. The complaint alleges that the Unitholders were induced to purchase Units based upon misrepresentations and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint alleges, inter alia, claims of fraud, negligent misrepresentation and breach of fiduciary duty. The defendants intend to defend the action vigorously.

On March 7, 1996, a purported class action, Ressner v. Lehman Brothers Inc., was commenced on behalf of, among others, all Unitholders in the Court of Chancery for New Castle County, Delaware, against the NYRES1 general partner of the Partnership, Lehman Brothers Inc. and others. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The defendants intend to defend the action vigorously.

10. Reconciliation of Consolidated Financial Statement Net Income (Loss) and Partners' Capital to Federal Income Tax Basis Net Income (Loss) and Partners' Capital

Reconciliation of consolidated financial statement net income (loss) to federal income tax basis net income (loss):

                                                Year ended December 31,

                                         1995            1994            1993

Financial statement
 consolidated net income (loss)   $11,613,040     ($6,173,627)   ($11,406,548)


Financial statement write
 down of real estate                      ---       4,010,962       4,240,608

Tax basis depreciation over
 financial statement depreciation    (355,352)     (1,115,277)       (971,960)

Tax basis rental income over (under)
 financial statement rental income    (89,674)        132,615        (612,639)

Tax loss on foreclosure over
 financial statement gain on
 foreclosure                              ---     (20,933,471)            ---

Tax basis recognition of net income
 (loss) of consolidated venture (over)
 under financial statement recognition
 of loss of consolidated venture    7,986,697         272,346        (677,456)

Other                                 (95,214)        (65,300)         (4,648)

Federal income tax basis net
 income (loss)                    $19,059,497    ($23,871,752)    ($9,432,643)


Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:
                                                Year ended December 31,

                                         1995            1994            1993
Financial statement basis
 partners' capital               $ 86,665,720    $ 75,052,680     $81,226,307

Current year financial statement
 net income (loss) over (under)
 Federal income tax basis net
 income (loss)                      7,446,457     (17,698,122)      1,973,905

Cumulative financial statement net
 income (loss) over cumulative
 Federal income tax basis net
 income (loss)                     41,380,065      59,078,187      57,104,282

Federal income tax basis
 partners' capital               $135,492,242    $116,432,745    $140,304,494


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

                               December 31, 1995

                                                  Initial Cost to Partnership

                                                                Buildings and
Description              Encumbrances              Land          Improvements

Commercial Properties:
Partnership owned:

500/600 Mamaroneck Ave.
Harrison, NY             $  5,044,524         $     ---          $ 21,282,805


330 West 34th Street
New York, NY                      ---               ---            35,611,400

Consolidated Venture:

Two Park Avenue
New York, NY               65,000,000        27,140,745           130,411,744

                         $ 70,044,524      $ 27,140,745          $187,305,949



                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995

                                          Cost Capitalized
                                 Subsequent to Acquisition

                                             Buildings and        Write-down
Description                    Land           Improvements        Adjustment

Commercial Properties:
Partnership owned:

500/600 Mamaroneck Ave.
Harrison, NY            $       ---           $ 10,175,492      $        ---

330 West 34th Street
New York, NY                    ---             10,286,057       (39,974,769)

Consolidated Venture:

Two Park Avenue
New York, NY                 (3,661)            46,704,330               ---

                        $    (3,661)          $ 67,165,879      $(39,974,769)





                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                  Gross Amount at Which
                                Carried at Close of Period

                                     Buildings and                 Accumulated
Description                 Land      Improvements      Total(1)  Depreciation

Commercial Properties:
Partnership owned:

500/600 Mamaroneck Ave.
Harrison, NY         $       ---     $ 31,458,297  $ 31,458,297   $ 11,638,738

330 West 34th Street
New York, NY                 ---        5,922,688     5,922,688        286,193

Consolidated Venture:

Two Park Avenue
New York, NY          27,137,084      177,116,074   204,253,158     46,247,688

                     $27,137,084     $214,497,059  $241,634,143   $ 58,172,619




                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


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

330 West 34th Street
New York, NY                 1925            04/23/87            20 years

Consolidated Venture:

Two Park Avenue
New York, NY                 1930            09/18/87            35 years



For Federal income tax purposes, the basis of land, building and improvements wholly owned by the partnership at December 31, 1995 and 1994 is $77,051,988 and $77,192,928, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

Real Estate investments:          1995              1994              1993

Beginning of year         $236,172,782      $227,392,238      $227,087,155
Additions                    5,619,234         6,235,648         1,491,115
Deletions                     (157,873)       (3,155,104)       (1,186,032)

End of year               $241,634,143      $230,472,782      $227,392,238
Properties held
  for disposition (Note 1)         ---         5,700,000               ---

     Total                $241,634,143      $236,172,782      $227,392,238

Accumulated Depreciation:

Beginning of year         $ 49,536,517      $ 44,575,753      $ 37,519,673
Depreciation expense         8,793,975         8,115,868         8,242,112
Less Retirements              (157,873)       (3,155,104)       (1,186,032)

End of year               $ 58,172,619      $ 49,536,517      $ 44,575,753



                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                            and Consolidated Venture

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


Note 1: At December 31, 1994, the Partnership accounted for the 330 West 34th Street Property as held for disposition. In 1995, as a result of the partnership's replacement of the first mortgage debt on that property, the Partnership has again accounted for the property as a real estate investment.