Form 10-Q
period 1996-03-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1996-05-15
CIK 783996

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-15463


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
              Exact Name of Registrant as Specified in its Charter


         New York                                          11-2774249
State or Other Jurisdiction                              I.R.S. Employer
of Incorporation or Organization                        Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                         10285
Address of Principal Executive Offices                      Zip Code


                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____



Consolidated Balance Sheets
                                               At March 31,    At December 31,
                                                      1996               1995
Assets
Real estate investments:
  Land                                        $ 27,137,084       $ 27,137,084
  Buildings and improvements                   217,293,446        214,497,059
                                               244,430,530        241,634,143
Less accumulated depreciation                  (60,421,267)       (58,172,619)
                                               184,009,263        183,461,524

Cash and cash equivalents                        1,438,471          4,673,561
Restricted cash                                  1,044,727          1,065,455
U.S. Treasuries and Agencies                     2,463,652          2,458,794
Rent and other receivables (net of
 allowance for doubtful accounts of
 $220,164 in 1996 and $150,880 in 1995)            999,519            938,101
Deferred rent receivable                        10,150,794          9,597,899
Other assets, net of accumulated amortization
 of $6,414,309 in 1996 and $6,513,970 in 1995   12,050,369         10,818,003
  Total Assets                                $212,156,795       $213,013,337

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses       $  3,173,474       $  1,816,543
  Deferred income                                7,284,584          7,530,747
  Due to affiliates                              1,905,796          2,650,348
  Security deposits payable                      1,044,727          1,065,455
  Accrued interest payable                         655,031            621,854
  Mortgages payable                             70,105,324         70,044,524
  Notes payable to affiliates                    2,230,000          2,230,000
        Total Liabilities                       86,398,936         85,959,471
Minority interest                               40,127,818         40,388,146

Partners' Capital (Deficit):
  General Partners                                 (10,357)               ---
  Special Limited Partner                              ---                ---
  Limited Partners (395,169 units outstanding)  85,640,398         86,665,720
    Total Partners' Capital                     85,630,041         86,665,720
     Total Liabilities and Partners' Capital  $212,156,795       $213,013,337



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                                        Special
                                 Limited      General   Limited
                                Partners     Partners   Partner          Total
Balance at December 31, 1995  $86,665,720   $     ---       ---   $ 86,665,720
Net loss                       (1,025,322)    (10,357)      ---     (1,035,679)
Balance at March 31, 1996     $85,640,398   $ (10,357)      ---   $ 85,630,041



Consolidated Statements of Operations
For the three months ended March 31,
                                                          1996           1995
Income
Rent                                               $ 8,070,917    $ 7,654,405
Interest                                                27,899         17,797
  Total Income                                       8,098,816      7,672,202

Expenses
Property operating                                   4,790,883      4,800,180
Depreciation and amortization                        2,698,632      2,587,884
Interest                                             1,825,138      2,338,541
General and administrative                              80,170         99,107
  Total Expenses                                     9,394,823      9,825,712

Loss before minority interest                       (1,296,007)    (2,153,510)
Minority interest in loss of
   consolidated venture                                260,328        404,285
        Net Loss                                   $(1,035,679)   $(1,749,225)
Net Loss Allocated:
To the General Partners                            $   (10,357)   $   (17,492)
To the Special Limited Partner                             ---            ---
To the Limited Partners                             (1,025,322)    (1,731,733)
                                                   $(1,035,679)   $(1,749,225)
Per limited partnership unit
(395,169) outstanding                                   $(2.59)        $(4.38)



Consolidated Statements of Cash Flows
For the three months ended March 31,                      1996           1995

Cash Flows From Operating Activities
Net loss                                           $(1,035,679)   $(1,749,225)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Depreciation and amortization                      2,698,632      2,587,884
  Minority interest in loss of consolidated venture   (260,328)      (404,285)
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                     20,728        547,109
    U.S. Treasuries and Agencies                        (4,858)           ---
    Rent and other receivables                         (61,418)       351,642
    Deferred rent receivable                          (552,895)       259,857
    Other assets                                    (1,682,350)    (1,934,315)
    Accounts payable and accrued expenses               12,717     (1,759,869)
    Deferred income                                   (246,163)           ---
    Due to affiliates                                 (744,552)      (527,114)
    Security deposits payable                          (20,728)      (171,146)
        Accrued interest payable                        33,177        337,645
Net cash used for operating activities              (1,843,717)    (2,461,817)

Cash Flows From Investing Activities
Additions to real estate assets                     (2,796,387)      (949,886)
Accounts payable - real estate assets                1,344,214            ---
Net cash used for investing activities              (1,452,173)      (949,886)

Cash Flows From Financing Activities
Proceeds from mortgage and notes payable                60,800            ---
Net cash used for financing activities                  60,800            ---
Net decrease in cash and cash equivalents           (3,235,090)    (3,411,703)
Cash and cash equivalents, beginning of period       4,673,561      8,347,080
Cash and cash equivalents, end of period           $ 1,438,471    $ 4,935,377

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest           $ 1,791,961    $ 2,000,896



Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingency exists which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Reclassification Certain 1995 amounts have been reclassified to conform with the financial statement presentation used in 1996.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
The commercial real estate market in the greater New York metropolitan area has shown some limited signs of improvement in recent years after a prolonged period of depressed conditions beginning in 1988 and into the early 1990s. However, the significant cost of tenant improvements required to be funded under both new and renewal leases and the resulting demand for capital by landlords, including the Partnership, has remained high. In order to conserve its limited resources, the Partnership has pursued a strategy intended to position each of the Partnership's properties, to the extent possible, to meet its operating and other expenses as they come due using only the operating income generated by that property, and, if necessary, proceeds from borrowings secured by such property.

During the three months ended March 31, 1996, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the properties by Mendik Realty Company, Inc., an affiliate of Mendik Corporation, and (iv) proceeds from the non- recourse line of credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). It is expected that funds from each of these sources may be reduced or unavailable in the future.

Park Avenue Property - As of March 31, 1996, the Park Avenue Property was approximately 98% leased. In order to fund tenant improvements and leasing commissions for leases signed in recent years as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at March 31, 1996 totalled approximately $563,911. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to re-establish reserves.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges. The indebtedness secured by the Park Avenue Property currently matures in December 1998. Although the lender has the option to accelerate the maturity of the loans to December 1996 upon 180 days written notice, the lender has, to date, given neither formal notice nor any indication that it will or intends to accelerate the maturity date of the loans. If the maturity of the loans is accelerated, the Partnership will explore other options, including either a refinancing with a new lender or a possible sale of the property. However, no assurances can be given that the Partnership would be able to refinance or sell the property on terms acceptable to the Partnership.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc. which leases 271,850 square feet (29% of total leasable area in the property) under a lease which was recently extended through September 30, 2010 and National Benefit Life Insurance Company which leases 99,839 square feet (11% of total leasable area in the property) under a lease expiring May 30, 1998. Although National Benefit Life Insurance Company has notified the Partnership that it will vacate its space once the current lease expires, the Partnership has been negotiating with the subtenants of National Benefit, which occupy approximately 30,000 square feet, to continue their occupancy under primary leases after May 1998.

34th Street Property - As of March 31, 1996, the 34th Street Property was approximately 92% leased. The largest tenant in the property is the City of New York Human Resources Administration (the "City") occupying approximately 47% of the total leasable area under a lease which is scheduled to expire in February 2001. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses over a base year. As with most leases with the City of New York, the tenant has the right to terminate its lease on a floor by floor basis upon one year's notice although it must reimburse the Partnership's unamortized costs of tenant improvements associated with the lease. To date, the Partnership has not received any indication that the City intends to terminate any portion of the lease. However, the City has retained a real estate brokerage firm to evaluate its space needs at various locations in New York City, including the 34th Street Property. The Partnership has had preliminary discussions with the brokerage firm in connection with a long-term extension of the City's lease.

The 34th Street Property is no longer encumbered by a mortgage obligation. The previous mortgage was paid off in June 1995 for a discounted amount of $1.75 million, or approximately 10% of the property's outstanding debt balance of approximately $18 million, including principal and accrued interest. The successful payoff of the mortgage allowed the Partnership to retain its interest in the property and have the opportunity to benefit from any improvement in the market. Funding for the payoff was provided by an affiliate of the Partnership's NY Real Estate Services 1 Inc. general partner (the "NYRES 1 Loan"). The NYRES 1 loan bears interest at the prime rate less one and one-quarter percent and matures upon the earlier of December 31, 2025 or the termination of the Partnership. Accrued interest and principal are payable on a current basis to the extent there is net cash flow available from the property. The loan is not secured by a mortgage on the property, but is an unsecured obligation of the Partnership. In connection with the loan, Mendik Realty Company Inc., an affiliate of the Mendik Corporation general partner, agreed to continue to defer its management fees and leasing commissions with respect to the property. At present, the property is generating sufficient cash flow to meet operating expenses.

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 83% as of March 31, 1996. Individually, the 550 Mamaroneck building was 95% leased and the 600 Mamaroneck building was 73% leased. The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and current debt service obligations over the remainder of 1996. Although the Saxon Woods Line of Credit is in the amount of up to $6.5 million, as a result of Section 13(d) (xviii) of the Partnership Agreement, which prohibits the Partnership from incurring indebtedness secured by a property in excess of 40% of the then-appraised value of such property (or 40% of the value of such property as determined by the lender as of the date of financing or refinancing, if such value is lower), the Partnership is permitted to borrow only $6.08 million based on the most recent appraisal of the Saxon Woods Corporate Center which was $15.2 million as of December 31, 1995. The loan agreement provides that all available cash flow from the property will be used for expenses incurred at the property prior to borrowing any additional funds under the Saxon Woods Line of Credit. The General Partners expect that additional leasing activity, the costs of which will be funded in part by borrowing amounts remaining available under the Saxon Woods Line of Credit, may result in an increase in the appraised value of the property thereby enabling the Partnership to borrow the additional amounts available under the Saxon Woods Line of Credit up to the full amount of $6.5 million. However, there can be no assurance that the property's appraised value will increase in the future. As of March 31, 1996, the Partnership had borrowed $5,105,324 under the Saxon Woods Line of Credit.

In light of the scheduled maturity of the Saxon Woods Line of Credit in September 1996, the Partnership commenced discussions with the lender in the latter part of 1995 in an effort to extend the maturity of the indebtedness. As a result of such efforts, the Partnership has reached a tentative agreement with the lender to extend the maturity of the debt obligation for a term of one year from the previous scheduled expiration date in September 1996. The General Partners are hopeful that the agreement will be executed by the end of the second quarter of 1996. However, in the event an agreement with the lender cannot be finalized prior to the scheduled maturity of the loan, the Partnership will pursue other options, including a refinancing with a new lender or a possible sale of the property. There can be no assurance, however, that such efforts would be successful.

Operating Cash Reserves and Other Assets
The Partnership's consolidated cash reserves decreased by $3,235,090 to $1,438,471 at March 31, 1996 from $4,673,561 at December 31, 1995. The decrease is primarily attributable to payments for tenant improvements at the Park Avenue Property and also the payment of real estate taxes in January 1996. During the three months ended March 31, 1996, approximately $1.5 million of cash was utilized for property improvements at the Park Avenue Property, the 34th Street Property and Saxon Woods Corporate Center in connection with leasing activity and other building improvements.

The Partnership's restricted cash balance at March 31, 1996, which is comprised of tenant security deposits, was $1,044,727, largely unchanged from $1,065,455 at December 31, 1995.

Deferred rent receivable totalled $10,150,794 at March 31, 1996, compared to $9,597,899 at December 31, 1995. The $552,895 increase is primarily attributable to the addition of several new tenants at the 34 Street Property with free rent periods and The Times Mirror Company Inc. lease modification in the fourth quarter of 1995, as discussed further in the Partnership's 1995 Form 10-K.

Other assets increased from $10,818,003 at December 31, 1995 to $12,050,369 at March 31, 1996. The $1,232,366 increase is primarily attributable to the prepayment of real estate taxes through June 30, 1996.

Short- and Long-term Liabilities
Accounts payable and accrued expenses increased by $1,356,931 to $3,173,474 at March 31, 1996, compared to $1,816,543 at December 31, 1995. The increase is primarily attributable to expenses incurred by the Partnership in connection with property improvements completed at the 34th Street Property as a result of the execution of several new leases during the fourth quarter of 1995.

Due to affiliates decreased from $2,650,348 at December 31, 1995 to $1,905,796 at March 31, 1996. The $744,552 decrease is primarily attributable to prepaid cleaning and related service charges netted against other amounts due to affiliates primarily consisting of deferred management fees and leasing commissions.

Results of Operations
For the three months ended March 31, 1996, the Partnership used $1,843,717 in net cash for operating activities compared to $2,461,817 for the corresponding period in 1995. The decrease is primarily attributable to the Partnership using less cash to meet accounts payable and accrued expenses during the first quarter of 1996 as compared to the first quarter of 1995. The Partnership generated a net loss after depreciation and amortization of $1,035,679 for the three months ended March 31, 1996, compared to $1,749,225 for the corresponding period in 1995. The decrease in net loss realized by the Partnership during the 1996 period is primarily attributable to an increase in rental income and a decrease in interest expense.

Rental income for the three months ended March 31, 1996 totalled $8,070,917, compared to $7,654,405 for the three months ended March 31, 1995. The $416,512 increase is due primarily to an increase in the overall occupancy at the 34th Street Property during the 1996 period primarily due to significant leasing activity during the fourth quarter of 1995.

Property operating expenses totalled $4,790,883 for the three months ended March 31, 1996, largely unchanged from $4,800,180 for the three months ended March 31, 1995.

Interest expense for the three months ended March 31, 1996 totalled $1,825,138, compared to $2,338,541 for the three months ended March 31, 1995. The decrease is due primarily to: (i) the $10 million paydown of the outstanding principal balance of the mortgages secured by the Park Avenue Property in the fourth quarter of 1995 and (ii) the June 1995 discounted payoff of the 34 Street Property mortgage.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996


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


                         MENDIK REAL ESTATE LIMITED PARTNERSHIP

                    BY:  NY REAL ESTATE SERVICES 1 INC.
                         General Partner



Date: May 15, 1996       BY:  /s/ Kenneth L. Zakin
                         Name:    Kenneth L. Zakin
                         Title:   President and Director


Date: May 15, 1996       BY:  /s/ Mark Sawicki
                         Name:    Mark Sawicki
                         Title:   Vice President and
                                  Chief Financial Officer