Form 10-Q
period 1996-06-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1996-08-14
CIK 783996

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 1996

                                or

             Transition Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______


                  Commission File Number: 0-15463


             MENDIK REAL ESTATE LIMITED PARTNERSHIP
      Exact Name of Registrant as Specified in its Charter



        11-2774249
State or Other Jurisdiction of                    New York
Incorporation or Organization          I.R.S. Employer Identification No.


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
                       Yes    X    No ____




Consolidated Balance Sheets                     At June 30,   At December 31,
                                                      1996              1995
Assets
Real estate investments:
  Land                                        $ 27,137,084      $ 27,137,084
  Buildings and improvements                   217,485,888       214,497,059
                                               244,622,972       241,634,143
Less accumulated depreciation                  (62,709,618)      (58,172,619)
                                               181,913,354       183,461,524

Cash and cash equivalents                        1,392,301         4,673,561
Restricted cash                                    904,806         1,065,455
U.S. Treasuries and Agencies                     2,036,098         2,458,794
Rent and other receivables (net of
 allowance for doubtful accounts of
 $159,029 in 1996 and $150,880 in 1995)            555,060           938,101
Deferred rent receivable                        10,663,155         9,597,899
Other assets, net of accumulated
 amortization of $7,031,930 in 1996
 and $6,513,970 in 1995                         13,013,077        10,818,003
        Total Assets                          $210,477,851      $213,013,337
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses       $  2,315,595      $  1,816,543
  Deferred income                                7,020,512         7,530,747
  Due to affiliates                              2,100,081         2,650,348
  Security deposits payable                        904,806         1,065,455
  Accrued interest payable                         670,361           621,854
  Mortgages payable                             70,223,285        70,044,524
  Notes payable to affiliates                    2,230,000         2,230,000
        Total Liabilities                       85,464,640        85,959,471
Minority interest                               39,852,344        40,388,146

Partners' Capital (Deficit):
  General Partners                                 (15,049)               _
  Special Limited Partner                               _                 _
  Limited Partners
  (395,169 units outstanding)                   85,175,916        86,665,720
        Total Partners' Capital                 85,160,867        86,665,720
        Total Liabilities and Partners'
        Capital                               $210,477,851      $213,013,337





Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                                        Special
                                    Limited   General   Limited
                                   Partners  Partners   Partner        Total

Balance at December 31, 1995   $ 86,665,720  $      _  $      _  $86,665,720
Net loss                         (1,489,804)  (15,049)        _   (1,504,853)
Balance at June 30, 1996       $ 85,175,916  $(15,049) $      _  $85,160,867



Consolidated Statements of Operations

                                 Three months ended         Six months ended
                                       June 30,                 June 30,
                                  1996         1995         1996       1995
Income
Rent                          $8,975,337   $8,398,886  $16,976,970  $16,053,291
Interest                          89,281       65,440      117,180       83,237
     Total Income              9,064,618    8,464,326   17,094,150   16,136,528

Expenses
Property operating             5,238,183    4,600,526    9,959,782    9,400,706
Depreciation and amortization  2,640,783    2,445,132    5,339,415    5,033,016
Interest                       1,746,844    2,383,604    3,571,982    4,722,145
General and administrative       183,456       95,009      263,626      194,116
     Total Expenses            9,809,266    9,524,271   19,134,805   19,349,983

Loss before minority interest
 and extraordinary item         (744,648)  (1,059,945)  (2,040,655)  (3,213,455)

Minority interest in loss of
  consolidated venture           275,474      169,494      535,802      573,779

Loss before extraordinary item  (469,174)    (890,451)  (1,504,853)  (2,639,676)

Extraordinary Item
Gain on retirement of debt             _   16,247,734            _   16,247,734

      Net Income (Loss)       $ (469,174) $15,357,283  $(1,504,853) $13,608,058

Net Income (Loss) Allocated:
To the General Partners       $   (4,692) $ 1,504,588  $   (15,049) $ 1,487,096
To the Special Limited Partner         _      471,998            _      471,998
To the Limited Partners         (464,482)  13,380,697   (1,489,804)  11,648,964
                              $ (469,174) $15,357,283  $(1,504,853) $13,608,058
Per limited partnership unit
(395,169) outstanding:

Net loss before
 extraordinary item               $(1.18)      $(2.23)      $(3.77)      $(6.61)

Net Income (Loss)                 $(1.18)      $33.86       $(3.77)      $29.48





Consolidated Statements of Cash Flows
For the six months ended June 30,                          1996           1995

Cash Flows From Operating Activities
Net income (loss)                                   $(1,504,853)   $13,608,058
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
     Depreciation and amortization                    5,339,415      5,033,016
     Minority interest in loss of
      consolidated venture                             (535,802)      (573,779)
     Gain on retirement of debt                               _    (16,247,734)
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
           Restricted cash                              160,649      1,095,944
           U.S. Treasuries and Agencies                 422,696              _
           Rent and other receivables                   383,041        364,093
           Deferred rent receivable                  (1,065,256)       (35,931)
           Other assets                              (2,997,489)      (625,593)
           Accounts payable and accrued expenses       (545,571)      (539,527)
           Deferred income                             (510,235)             _
           Due to affiliates                           (550,267)      (375,852)
           Security deposits payable                   (160,649)      (153,228)
           Accrued interest payable                      48,507        638,000

Net cash provided by (used for)
operating activities                                 (1,515,814)     2,187,467

Cash Flows From Investing Activities
Additions to real estate assets                      (2,988,830)    (2,428,907)
Accounts payable - real estate assets                 1,044,623     (1,559,085)

Net cash used for investing activities               (1,944,207)    (3,987,992)

Cash Flows From Financing Activities
Proceeds from mortgage and notes payable                178,761      2,113,688
Payments of principal on notes payable                        _     (1,750,000)

Net cash provided by financing activities               178,761        363,688

Net decrease in cash and cash equivalents            (3,281,260)    (1,436,837)

Cash and cash equivalents, beginning of period        4,673,561      8,347,080

Cash and cash equivalents, end of period             $1,392,301     $6,910,243

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $3,523,475     $4,084,145




Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995 and the statement of partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

During the six months ended June 30, 1996, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the properties by Mendik Realty Company, Inc., an affiliate of Mendik Corporation, and (iv) proceeds from the non- recourse line of credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). It is expected that funds from each of these sources may be reduced or unavailable in the future.

Park Avenue Property - As of June 30, 1996, the Park Avenue Property was approximately 97% leased. In order to fund tenant improvements and leasing commissions for leases signed in recent years as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at June 30, 1996 totalled approximately $547,000. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to re-establish reserves.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges. The indebtedness secured by the Park Avenue Property currently matures in December 1998. Although the lender has the option to accelerate the maturity of the loans upon 180 days written notice, the lender has, to date, given neither formal notice nor any indication that it will or intends to accelerate the maturity date of the loans. In light of the possible acceleration of the maturity date of the loans, the Partnership is exploring other options, including either a refinancing with a new lender or a possible sale of the property. However, no assurances can be given that the Partnership would be able to refinance or sell the property on terms acceptable to the Partnership.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc. which leases 271,850 square feet (29% of total leasable area in the property) under a lease which expires on September 30, 2010 and Smith Barney which leases 99,839 square feet (11% of total leasable area in the property) under a lease expiring May 30, 1998. Smith Barney assumed the lease for this space from its affiliate, National Benefit Life Insurance Company, in December 1995. Although Smith Barney has notified the Partnership that it intends to vacate its space once the current lease expires, the Partnership has been negotiating with a subtenant of Smith Barney, which occupies approximately 20,000 square feet, to continue its occupancy under a direct lease after May 1998.

34th Street Property - As of June 30, 1996, the 34th Street Property was approximately 92% leased. The largest tenant in the property is the City of New York Human Resources Administration (the "City") occupying approximately 47% of the total leasable area under a lease which is scheduled to expire in February 2001. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses over a base year. As with most leases with the City of New York, the tenant has the right to terminate its lease on a floor by floor basis upon one year's notice although it must reimburse the Partnership's unamortized costs of tenant improvements associated with the lease. To date, the Partnership has not received any indication that the City intends to terminate any portion of the lease. Recently, the City retained a real estate brokerage firm to evaluate its space needs at various locations in New York City, including the 34th Street Property. In that regard, the Partnership has had preliminary discussions with the City and its broker in connection with an extension of the City's lease.

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

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 83% as of June 30, 1996. Individually, the 550 Mamaroneck building was 95% leased and the 600 Mamaroneck building was 73% leased. Subsequent to the end of the second quarter, the Partnership reached a tentative long-term agreement with a new tenant to lease an additional 28,000 square feet or approximately 23% of the available leasable space at the 600 Mamaroneck building, which would increase the building's leased rate to 96% and the combined leased rate of both properties to in excess of 95%. It is currently anticipated that the lease will be executed prior to the end of the third quarter of 1996. The Partnership expects to fund leasing and tenant improvement costs associated with the new lease with cash flow generated by the property and the $6.5 million Saxon Woods Line of Credit secured by the Partnership's leasehold interest in the property. In connection with the anticipated execution of this lease, an updated independent appraisal of the property was completed during the second quarter, at which time the new appraised value of the property increased from $15.2 million at year-end 1995 to $16.6 million (excluding the costs of the new lease which are expected to be funded using proceeds from the Saxon Woods Line of Credit). With the increase in the appraised value, the Partnership may draw down the full amount of the credit facility without exceeding the limitation contained in Section 13(d) the Partnership Agreement which restricts the Partnership from borrowing in excess of 40% of the property's appraised value. As of June 30, 1996, the Partnership had borrowed $5,223,285 under the Saxon Woods Line of Credit. The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and current debt service obligations over the remainder of 1996.

The Partnership is also negotiating with the lender in connection with a one-year extension of the maturity of the mortgage, which is scheduled to mature in September 1996. It is currently anticipated that an agreement to extend the maturity of the mortgage will be executed by the end of the third quarter of 1996. However, in the event an agreement with the lender cannot be finalized prior to the scheduled maturity of the mortgage, the Partnership will pursue other options, including a refinancing with a new lender or a possible sale of the property. There can be no assurance, however, that such efforts would be successful.

Operating Cash Reserves and Other Assets

The Partnership's consolidated cash reserves decreased by $3,281,260 to $1,392,301 at June 30, 1996 from $4,673,561 at December 31, 1995. The decrease is primarily attributable to payments for tenant improvements at the Park Avenue Property and the 34th Street Property, and also the prepayment of real estate taxes for the second half of 1996. During the six months ended June 30, 1996, approximately $1.9 million of cash was utilized for property improvements at the Park Avenue Property, the 34th Street Property and Saxon Woods Corporate Center in connection with leasing activity and other building improvements.

The Partnership's restricted cash balance at June 30, 1996, which is comprised of tenant security deposits, was $904,806, compared to $1,065,455 at December 31, 1995. The $160,649 decrease is primarily attributable to a scheduled reduction in a tenant's security deposit and the eviction of a tenant at the Park Avenue Property in May 1996. The security deposit for the evicted tenant was applied to its outstanding accounts receivable balances.

The Partnership's U.S. Treasuries and Agencies balance totalled $2,036,098 at June 30, 1996, compared to $2,458,794 at December 31, 1995. The $422,696 decrease is primarily attributable to the redemption of certain of the Partnership's investments during the first six months of 1996 in order to fund operating costs and capital improvements at the Park Avenue Property.

Deferred rent receivable totalled $10,663,155 at June 30, 1996, compared to $9,597,899 at December 31, 1995. The $1,065,256 increase is primarily attributable to the addition of several new tenants at the 34th Street Property in the fourth quarter of 1995 with free rent periods and the modification of the lease with The Times Mirror Company Inc. at the Park Avenue Property in the fourth quarter of 1995, as discussed further in the Partnership's 1995 Form 10-K.

Other assets increased from $10,818,003 at December 31, 1995 to $13,013,077 at June 30, 1996. The $2,195,074 increase is primarily attributable to the prepayment of real estate taxes through December 31, 1996.

Short- and Long-term Liabilities

Accounts payable and accrued expenses increased by $499,052 to $2,315,595 at June 30, 1996, compared to $1,816,543 at December 31, 1995. The increase is primarily attributable to expenses incurred by the Partnership in connection with property improvements completed at the 34th Street Property as a result of the execution of several new leases during the fourth quarter of 1995.

Due to affiliates decreased from $2,650,348 at December 31, 1995 to $2,100,081 at June 30, 1996. The $550,267 decrease is primarily attributable to prepaid cleaning and related service charges netted against other amounts due to affiliates primarily consisting of deferred management fees and leasing commissions.

Security deposits payable totalled $904,806 as of June 30, 1996, compared to $1,065,455 at December 31, 1995. The $160,649 decrease is primarily attributable to a scheduled reduction in a tenant's security deposit and the eviction of a tenant at the Park Avenue Property in May 1996. The security deposit for the evicted tenant was applied to its outstanding accounts receivable balance as discussed above.

Results of Operations

For the six months ended June 30, 1996, the Partnership used $1,515,814 in net cash for operating activities, compared to net cash provided by operating activities totalling $2,187,467 for the corresponding period in 1995. The Partnership utilized cash in the 1996 period primarily due to an increase in property operating expenses and the prepayment of real estate taxes through December 31, 1996. The Partnership generated a net loss after depreciation and amortization of $469,174 and $1,504,853 for the three and six months ended June 30, 1996, respectively, compared to net income of $15,357,283 and $13,608,058 for the corresponding periods in 1995. The change from net income to net loss for both periods is primarily attributable to the $16,247,734 extraordinary gain recognized on the retirement of the 34th Street Line of Credit in June 1995. Excluding the gain, the Partnership generated a loss before extraordinary item of $469,174 and $1,504,853 for the three and six months ended June 30, 1996, compared to $890,451 and $2,639,676 for the corresponding periods in 1995. The decrease in both periods is primarily attributable to an increase in rental income and a decrease in interest expense, partially offset by an increase in property operating expenses.

Rental income for the three and six months ended June 30, 1996 totalled $8,975,337 and $16,976,970, respectively, compared to $8,398,886 and
$16,053,291 for the corresponding periods in 1995. The increase for both periods is due primarily to significant leasing activity at the 34th Street property during the fourth quarter of 1995.

Property operating expenses totalled $5,238,183 and $9,959,782 for the three and six months ended June 30, 1996, respectively, compared to $4,600,526 and $9,400,706 for the corresponding periods in 1995. The increase in both periods is primary attributable to an increase in occupancy at the 34th Street Property due to significant leasing activity during the fourth quarter of 1995 and an increase in operating costs at certain of the Partnership's properties which resulted from severe weather conditions during the first quarter of 1996.

Interest expense for the three and six months ended June 30, 1996 totalled $1,746,844 and $3,571,982, respectively, compared to $2,383,604 and $4,722,145 for the corresponding periods in 1995. The decrease for both periods is due primarily to: (i) the $10 million paydown of the outstanding principal balance of the mortgages secured by the Park Avenue Property in the fourth quarter of 1995 and (ii) the June 1995 discounted payoff of the 34 Street Property mortgage.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.



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



                         MENDIK REAL ESTATE LIMITED PARTNERSHIP

                    BY:  NY REAL ESTATE SERVICES 1 INC.
                         General Partner



Date: August 14, 1996    BY:  /s/ Kenneth L Zakin
                         Name:    Kenneth L. Zakin
                         Title:   President and Director


Date: August 14, 1996    BY:  /s/ Mark Sawicki
                         Name:    Mark Sawicki
                         Title:   Vice President and
                                  Chief Financial Officer