Form 10-Q
period 1996-09-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1996-11-14
CIK 783996

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Consolidated Balance Sheets                 At September 30,  At December 31,
                                                       1996             1995
Assets
Real estate investments:
 Land                                          $ 27,137,084     $ 27,137,084
 Buildings and improvements                     218,706,016      214,497,059
                                                245,843,100      241,634,143
Less accumulated depreciation                   (65,208,257)     (58,172,619)
                                                180,634,843      183,461,524

Cash and cash equivalents                         2,676,134        4,673,561
Restricted cash                                     934,502        1,065,455
U.S. Treasuries and Agencies                      2,040,532        2,458,794
Rent and other receivables (net of
 allowance for doubtful accounts of
 $183,620 in 1996 and $150,880 in 1995)           1,356,741          938,101
Deferred rent receivable                         11,233,357        9,597,899
Other assets, net of accumulated amortization
  of $8,451,247 in 1996 and $6,513,970 in 1995   11,790,272       10,818,003
   Total Assets                                $210,666,381     $213,013,337
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $  2,721,069     $  1,816,543
  Deferred income                                 6,742,875        7,530,747
  Due to affiliates                               2,266,228        2,650,348
  Security deposits payable                         934,502        1,065,455
  Accrued interest payable                          703,903          621,854
  Mortgages payable                              70,223,285       70,044,524
  Notes payable to affiliates                     2,230,000        2,230,000
   Total Liabilities                             85,821,862       85,959,471
Minority interest                                39,883,555       40,388,146

Partners' Capital (Deficit):
  General Partners                                  (17,048)             ---
  Special Limited Partner                               ---              ---
  Limited Partners (395,169 units outstanding)   84,978,012       86,665,720
   Total Partners' Capital                       84,960,964       86,665,720
   Total Liabilities and Partners' Capital     $210,666,381     $213,013,337



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                                        Special
                                   Limited    General   Limited
                                  Partners   Partners   Partner         Total
Balance at December 31, 1995   $86,665,720   $    ---     $ ---  $ 86,665,720
Net loss                        (1,687,708)   (17,048)      ---    (1,704,756)
Balance at September 30, 1996  $84,978,012   $(17,048)    $ ---  $ 84,960,964



Consolidated Statements of Operations
                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                   1996         1995         1996         1995
Income
Rent                         $9,726,397   $8,641,636  $26,703,367  $24,694,927
Interest                         17,361       55,402      134,541      138,639
  Total Income                9,743,758    8,697,038   26,837,908   24,833,566

Expenses
Property operating            5,212,057    5,296,717   15,171,839   14,697,423
Depreciation and amortization 2,791,631    2,558,628    8,131,046    7,591,644
Interest                      1,821,107    2,048,498    5,393,089    6,770,643
General and administrative       87,655       87,047      351,281      281,163
  Total Expenses              9,912,450    9,990,890   29,047,255   29,340,873
Loss before minority interest
 and extraordinary item        (168,692)  (1,293,852)  (2,209,347)  (4,507,307)
Minority interest in loss of
 consolidated venture           (31,211)     333,902      504,591      907,681
   Loss before
   extraordinary item          (199,903)    (959,950)  (1,704,756)  (3,599,626)
Extraordinary Item
Gain on retirement of debt          ---          ---          ---   16,247,734
   Net Income (Loss)          $(199,903)   $(959,950) $(1,704,756) $12,648,108

Net Income (Loss) Allocated:
To the General Partners      $  (1,999)    $  (9,600) $   (17,048) $ 1,477,496
To the Special Limited Partner     ---           ---          ---      471,998
To the Limited Partners       (197,904)     (950,350)  (1,687,708)  10,698,614
                             $(199,903)    $(959,950) $(1,704,756) $12,648,108
Per limited partnership unit
(395,169) outstanding:
   Net loss before
   extraordinary item           $(0.50)       $(2.41)      $(4.27)      $(9.02)
   Net Income (Loss)            $(0.50)       $(2.41)      $(4.27)      $27.07



Consolidated Statements of Cash Flows
For the nine months ended September 30,                      1996         1995
Cash Flows From Operating Activities
Net income (loss)                                     $(1,704,756) $12,648,108
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Depreciation and amortization                         8,131,046    7,591,644
  Minority interest in loss of consolidated venture      (504,591)    (907,681)
  Gain on retirement of debt                                  ---  (16,247,734)
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                       130,953    1,076,427
    U.S. Treasuries and Agencies                          418,262          ---
    Rent and other receivables                           (418,640)    (310,925)
    Deferred rent receivable                           (1,635,458)    (248,297)
    Other assets                                       (2,069,944)  (2,361,197)
    Accounts payable and accrued expenses                (458,549)    (273,499)
    Deferred income                                      (787,872)         ---
    Due to affiliates                                    (384,120)    (386,155)
    Security deposits payable                            (130,953)    (133,900)
    Accrued interest payable                               82,049      671,542
Net cash provided by operating activities                 667,427    1,118,333

Cash Flows From Investing Activities
Additions to real estate assets                        (4,206,690)  (3,053,314)
Accounts payable - real estate assets                   1,363,075   (1,680,688)
Net cash used for investing activities                 (2,843,615)  (4,734,002)

Cash Flows From Financing Activities
Proceeds from mortgage and notes payable                  178,761    2,113,688
Payments of principal on notes payable                        ---   (1,750,000)
 Net cash provided by financing activities                178,761      363,688
 Net decrease in cash and cash equivalents             (1,997,427)  (3,251,981)
Cash and cash equivalents, beginning of period          4,673,561    8,347,080
Cash and cash equivalents, end of period              $ 2,676,134  $ 5,095,099

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $ 5,311,040  $ 6,099,101



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within form 10-K.

The unaudited consolidated interim financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, statement of cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, and or material contingency exists which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

 Reclassification -- Certain 1995 amounts have been reclassified to conform with the financial statement presentation used in 1996.

 Saxon Woods Line of Credit -- In September 1991, the Partnership established a non-recourse line of credit secured by the Partnership's leasehold interest in the property. During the third quarter of 1996, the Partnership finalized an agreement with the lender for a one-year extension of the maturity of the mortgage, which is now scheduled to mature in September 1997.



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

During the nine months ended September 30, 1996, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the properties by Mendik Realty Company, Inc., an affiliate of Mendik Corporation, and (iv) proceeds from the non-recourse line of credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"). It is expected that funds from certain of these sources may be reduced or unavailable in the future.

Park Avenue Property - As of September 30, 1996, the Park Avenue Property was approximately 97% leased. In order to fund tenant improvements and leasing commissions for leases signed in recent years as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the property's cash reserves which at September 30, 1996 totalled approximately $2,068,000. However, it is expected that these leases will increase the property's cash flow, which cash flow will be available to re-establish reserves.

The indebtedness secured by the Park Avenue Property currently matures in December 1998. However, the lender has the option to accelerate the maturity of the loans upon 180 days written notice. In light of the possible acceleration of the maturity date of the loans, the Partnership is exploring other options, including either a refinancing with a new lender or a possible sale of the property. However, no assurances can be given that the Partnership would be able to refinance or sell the property on terms acceptable to the Partnership.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases 271,850 square feet (29% of total leaseable area in the property) under a lease which expires on September 30, 2010, and Smith Barney, which leases 99,839 square feet (11% of total leaseable area in the property) under a lease expiring May 30, 1998. Smith Barney assumed the lease for this space from its affiliate, National Benefit Life Insurance Company, in December 1995. Although Smith Barney has notified the Partnership that it intends to vacate its space once the current lease expires, the Partnership has been negotiating with a subtenant of Smith Barney, which occupies approximately 20,000 square feet, to continue its occupancy under a direct lease after the May 1998 lease expiration.

34th Street Property - As of September 30, 1996, the 34th Street Property was approximately 92% leased. The largest tenant in the property is the City of New York Human Resources Administration (the "City") occupying approximately 47% of the total leaseable area under a lease which is scheduled to expire in February 2001. The terms of the lease call for the City to make annual base rental payments of approximately $5.4 million and pay its proportionate share of increases in real estate taxes and operating expenses over a base year. As with most leases with the City of New York, the tenant has the right to terminate its lease on a floor by floor basis upon one year's notice although it must reimburse the Partnership's unamortized costs of tenant improvements associated with the lease. To date, the Partnership has not received any indication that the City intends to terminate any portion of the lease. The City has retained a real estate brokerage firm to evaluate its space needs at various locations in New York City, including the 34th Street Property. In that regard, the Partnership has had preliminary discussions with the City and its broker in connection with an extension of the City's lease.

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

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, the 550 Mamaroneck building and the 600 Mamaroneck building. As of September 30, 1996, each building had a leased rate of 96%. In August 1996, the Partnership executed a long-term agreement with a new tenant to lease 28,000 square feet or approximately 23% of the available leaseable space at the 600 Mamaroneck building. Leasing and tenant improvement costs associated with this lease are being funded by cash flow generated by the property and the $6.5 million Saxon Woods Line of Credit secured by the Partnership's leasehold interest in the property. In anticipation of the execution of this lease, an updated independent appraisal of the property was completed during the second quarter, at which time the appraised value of the property increased from $15.2 million at year-end 1995 to $16.6 million. With the increase in the appraised value, the Partnership may draw down the full amount of the credit facility without exceeding the limitation contained in Section 13(d) the Partnership Agreement which restricts the Partnership from borrowing in excess of 40% of the property's appraised value. As of September 30, 1996, the Partnership had borrowed $5,223,285 under the Saxon Woods Line of Credit. The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and current debt service obligations over the remainder of 1996. During the third quarter of 1996, the Partnership finalized an agreement with the lender for a one-year extension of the maturity of the mortgage, which is now scheduled to mature in September 1997. Approximately $615,000 has been drawn under the Saxon Woods Line of Credit since September 30, 1996 to fund costs incurred in connection with the new tenant's lease. For additional information concerning the extension agreement, reference is made to: (i) the Promissory Note and Loan Agreement Modification and Extension Agreement, and
(ii) the Leasehold Mortgage Modification and Extension Agreement which are attached hereto as Exhibit 10 (y) and Exhibit 10 (z), respectively, of this Form 10-Q.

Operating Cash Reserves and Other Assets

The Partnership's consolidated cash reserves decreased by $1,997,427 to $2,676,134 at September 30, 1996 from $4,673,561 at December 31, 1995. The decrease is primarily attributable to payments for tenant improvements at each of the Partnership's properties, and also the prepayment of real estate taxes through December 31, 1996. During the nine months ended September 30, 1996, approximately $2.8 million of cash was utilized for property improvements at the Park Avenue Property, the 34th Street Property and Saxon Woods Corporate Center in connection with leasing activity and other building improvements.

The Partnership's restricted cash balance at September 30, 1996, which is comprised of tenant security deposits, was $934,502, compared to $1,065,455 at December 31, 1995. The $130,953 decrease is primarily attributable to a scheduled reduction in a tenant's security deposit and the eviction of a tenant at the Park Avenue Property in May 1996. The security deposit for the evicted tenant was applied to its outstanding accounts receivable balances.

The Partnership's U.S. Treasuries and Agencies balance totalled $2,040,532 at September 30, 1996, compared to $2,458,794 at December 31, 1995. The $418,262 decrease is primarily attributable to the redemption of a portion of the Partnership's investments during the first nine months of 1996 in order to fund capital improvements at the Park Avenue Property.

Deferred rent receivable totalled $11,233,357 at September 30, 1996, compared to $9,597,899 at December 31, 1995. The $1,635,458 increase is primarily attributable to the addition of several new tenants at the 34th Street Property in the fourth quarter of 1995 with free rent periods.

Other assets increased from $10,818,003 at December 31, 1995 to $11,790,272 at September 30, 1996. The $972,269 increase is primarily attributable to the prepayment of real estate taxes through December 31, 1996.

Short- and Long-term Liabilities

Accounts payable and accrued expenses increased by $904,526 to $2,721,069 at September 30, 1996, compared to $1,816,543 at December 31, 1995. The increase is primarily attributable to expenses incurred by the Partnership in connection with property improvements completed at the 34th Street Property as a result of the execution of several new leases during the fourth quarter of 1995.

Deferred income decreased by $787,872 to $6,742,875 at September 30, 1996, compared to $7,530,747 at December 31, 1995. The decrease is primarily attributable to the amortization of The Times Mirror Company Inc.'s prepaid rent in connection with the modification of its lease in the fourth quarter of 1995. As part of the modification, The Times Mirror Company Inc. prepaid a portion of the rents due through the original lease expiration of June 30, 2004 and effectively reduced their rental rate per square foot over the remaining lease term.

Due to affiliates decreased from $2,650,348 at December 31, 1995 to $2,266,228 at September 30, 1996. The $384,120 decrease is primarily attributable to prepaid cleaning and related service charges netted against other amounts due to affiliates primarily consisting of deferred management fees and reimbursable administrative expenses.

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership generated a net loss after depreciation and amortization of $199,903 and $1,704,756 for the three and nine months ended September 30, 1996, respectively, compared to a net loss of $959,950 and net income of $12,648,108 for the corresponding periods in 1995. The lower net loss for the three month period is primarily attributable to an increase in rental income and a decrease in interest expense. The change from net income to net loss for the nine month period is primarily attributable to the $16,247,734 extraordinary gain recognized on the retirement of the 34th Street Line of Credit in June 1995. Excluding the gain, the Partnership generated a loss before extraordinary item of $3,599,626 for the nine months ended September 30, 1995, compared to $1,704,756 for the corresponding period in 1996. The decrease in net loss from the 1995 period to the 1996 period is primarily attributable to an increase in rental income and a decrease in interest expense.

Rental income for the three and nine months ended September 30, 1996 totalled $9,726,397 and $26,703,367, respectively, compared to $8,641,636 and
$24,694,927 for the corresponding periods in 1995. The increase for both periods is due primarily to significant leasing activity at the 34th Street property during the fourth quarter of 1995.

Property operating expenses totalled $5,212,057 and $15,171,839 for the three and nine months ended September 30, 1996, respectively, compared to $5,296,717 and $14,697,423 for the corresponding periods in 1995. The increase for the nine month period is primary attributable to an increase in occupancy at the 34th Street Property due to significant leasing activity during the fourth quarter of 1995 and an increase in operating costs at certain of the Partnership's properties which resulted from severe weather conditions during the first quarter of 1996.

Interest expense for the three and nine months ended September 30, 1996 totalled $1,821,107 and $5,393,089, respectively, compared to $2,048,498 and $6,770,643 for the corresponding periods in 1995. The decrease for both periods is due primarily to: (i) the $10 million paydown of the outstanding principal balance of the mortgages secured by the Park Avenue Property in the fourth quarter of 1995, and (ii) the June 1995 discounted payoff of the 34 Street Property mortgage.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    10 (y) Promissory Note and Loan Agreement Modification
                           and Extension Agreement between Mendik Real
                           Estate Limited Partnership and FGH Realty
                           Credit Corp. dated as of September 9, 1996

                    10 (z) Leasehold Mortgage Modification and Extension
                           Agreement between Mendik Real Estate Limited
                           Partnership and FGH Realty Credit Corp. dated as of September 9, 1996

                    27   Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996



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



                                   MENDIK REAL ESTATE LIMITED PARTNERSHIP

                              BY:  NY REAL ESTATE SERVICES 1 INC.
                                   General Partner



Date:  November 13, 1996      BY:  /s/ Kenneth L. Zakin
                              Name:    Kenneth L. Zakin
                              Title:   President and Director


Date:  November 13, 1996      BY:  /s/ Mark Sawicki
                              Name:    Mark Sawicki
                              Title:   Vice President and
                                       Chief Financial Officer