Form 10-K
period 1996-12-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1997-03-31
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number:  0-15463


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
              Exact name of registrant as specified in its charter


           New York                                        11-2774249
 State or other jurisdiction                             I.R.S. Employer
of incorporation or organization                        Identification No.

Attn: Andre Anderson
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

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non- affiliates of the registrant: Not applicable.

Documents Incorporated by Reference:  None



                                     PART I

Item 1.  Business

General
Mendik Real Estate Limited Partnership (the "Partnership" or "Registrant") is a New York limited partnership which was formed in October 1985 pursuant to an agreement of limited partnership (as amended, the "Partnership Agreement") for the purpose of acquiring, maintaining and operating income-producing commercial office buildings in the Greater New York Metropolitan Area. NY Real Estate Services 1 Inc., a Delaware corporation ("NYRES1") (formerly known as Hutton Real Estate Services XV, Inc.), and Mendik RELP Corporation (formerly known as Mendik Corporation), a New York corporation, are the general partners (together, the "General Partners") of the Registrant. (See Item 10.)

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

The Partnership's primary investment objectives with respect to the Properties (in no particular order of priority) are (i) capital appreciation, (ii) distributions of Net Cash From Operations (as defined in the Partnership Agreement), and (iii) preservation and protection of capital. The attainment of the Partnership's investment objectives has been adversely affected by the impact of the significant downturn in the commercial office real estate market in the Greater New York metropolitan area which occurred during the late 1980s and early 1990s. The attainment of such objectives in the future will depend on many factors, including a continued improvement in such market conditions. There can be no assurance that such objectives will be met.

Overview -- Real Estate Market
Beginning in 1988 and into the early 1990s, the commercial real estate market in the Greater New York metropolitan area weakened considerably as the national and local economies slowed. As a result of the downturn, businesses experienced varying degrees of financial and operating difficulties and many downsized their operations, which had an adverse impact on the demand for commercial office space. As businesses reduced personnel located in the Greater New York metropolitan area or relocated outside of the area, the demand for office space declined and vacancy rates rose. In addition, the number of tenants attempting to sublease their commercial office space increased significantly, thereby exacerbating the oversupply of office space in the Greater New York metropolitan area. The weakness in the marketplace heightened competition among landlords, resulting in generally lower rents and generous tenant concession packages in the form of tenant improvements and free-rent periods. The significant rise in the cost of tenant improvements to be funded by landlords under both new and renewal leases sharply increased the demand for capital by landlords, including the Partnership. This increased demand for capital came at a time when banks and other traditional sources of capital sharply curtailed their lending and investment activities. In addition, pressure from regulatory agencies further eroded lending institutions' abilities to invest in real estate or finance real estate projects. This lack of liquidity led to a dramatic decline in the volume of real estate sales and financings, reducing the ability of independent appraisers to use "comparable sales" to establish valuations. In addition, the few sales that occurred were at significantly reduced prices. Furthermore, generous concession packages for new and renewal leases, longer free rent periods and stagnant rental rates contributed to sharp declines in appraised values.

In recent years, however, conditions in Midtown Manhattan, where the Partnership's Two Park Avenue and 330 West 34th Street properties are located, and Westchester County, where the Saxon Woods Corporate Center is located, have improved significantly, largely as a result of improving economic conditions. The improvement in the city's economy is evidenced by the fact that between 1994 and 1996, an average of approximately 39,000 net private sector jobs were added in the New York metropolitan area each year, representing an annual growth rate of 1.2% to 1.4%. Tenants generating strong demand for Midtown office space include those in advertising, printing and publishing, financial services, legal services and communications industries. Other factors have also been positive in New York City's revitalization, including a streamlining of local government, a reduction in various taxes, a sharp reduction in crime and the emergence of various public/private ventures (e.g. Business Improvement Districts), which provide additional services in certain areas, including the general vicinity around the Penn Station area, where the Partnership's Manhattan properties are located. As a result of the increase in demand for office space, the Class A Midtown Manhattan commercial office market has experienced positive absorption of previously vacant office space for five consecutive years, which has led to a significant reduction in vacancy rates. This decline in vacancy rates has been reinforced by the relative lack of new additions of office space since 1992, with no significant new supply expected to be added until 1999.

Despite a spate of corporate downsizings during 1996, the Westchester County commercial office market also continued to exhibit signs of improvement, as evidenced by an overall increase in leasing activity during the year. Several of the leases signed were with companies that were previously located in more urban markets, such as Stamford, Connecticut and New York City.

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


Item 2.  Properties

Park Avenue Property

Valuation. Two Park Company, the joint venture in which the Partnership has an approximate 60% interest, acquired the Park Avenue Property for $151,500,000. The Property's appraised fair market value as of September 1, 1987 was $165,000,000. The appraised value of the Property as of December 31, 1996 was $110,000,000, compared to an appraised value of $95,000,000 as of December 31, 1995. The Partnership's original investment in its interest in Two Park Company at acquisition was $95,965,732, including $35,820,000 which represented the Partnership's share of first mortgage debt to which the Property was subject when the Partnership acquired its interest and excluding $1,722,532 of acquisition expenses. The appraised value of the Partnership's interest in the Property as of December 31, 1996, before the Partnership's share of first mortgage debt, was $65,670,000, compared to appraised values of $56,715,000 as of December 31, 1995 and $98,505,000 as of September 1, 1987.

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

Site and Improvements. The improvements to the Park Avenue Property consist of a 28-story office building that contains approximately 947,000 net rentable square feet, based on current standards of measurement. The building includes two lower levels consisting of a subway concourse, a small tenant garage containing approximately 43 spaces, rentable storage areas and mechanical facilities.

Renovations. During the period from 1987 through 1996, the Two Park Company expended approximately $50.5 million on capitalized renovations, including tenant improvement construction, which were funded from cash flow, Property and Partnership reserves, and borrowings.

Financing. Reference is made to Item 7 and Note 6 to the Consolidated Financial Statements for information regarding the non-recourse mortgages secured by the Park Avenue Property which aggregate $65 million.

Leasing. The Property's occupancy rates as of February 28, 1997, 1996 and 1995, were 98%, 97% and 94%, respectively. During 1997, the Partnership will continue to market the Property's available space to commercial office tenants. Based upon data provided by an unaffiliated real estate services firm, the vacancy rate for Class A office space in the Murray Hill section of Midtown Manhattan, where the Park Avenue Property is located, totalled 16.5% at December 31, 1996, compared to 17.1% at December 31, 1995.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 287,000 square feet (approximately 30% of the total leasable area in the Property) under leases expiring on September 30, 2010 (see
Note 2), and Smith Barney, which leases approximately 99,800 square feet (approximately 11% of the total leasable area in the Property) under a lease expiring on May 30, 1998. Smith Barney has vacated its space, and, as a result, the Partnership has commenced efforts to re-lease such space and recently entered into a lease for 20,000 square feet with a subtenant of Smith Barney, which lease will take effect upon the expiration of the Smith Barney lease. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of its existing lease. The base rental income under the leases with The Times Mirror Company Inc. and Smith Barney represented approximately 25% and 12%, respectively, of the Partnership's consolidated rental income in 1996.

34th Street Property

Valuation. The Partnership's investment in the leasehold interest in the 34th Street Property at acquisition was $34,883,132, excluding acquisition expenses of $728,268. The Property's appraised value as of November 1, 1986 was $39,000,000. The appraised value of the leasehold interest as of December 31, 1996 was $4,000,000 compared to an appraised value of $2,700,000 at December 31, 1995.

Location. The 34th Street Property is located at 330 West 34th Street, New York, New York, which is between Eighth and Ninth Avenues in Manhattan's Penn Plaza district, five blocks west of the Empire State Building, one-half block west of Pennsylvania Station and three blocks east of the Jacob Javits Convention Center. The Property is also one block from Madison Square Garden and across the street from the General Post Office. It is anticipated that the potential conversion of the General Post Office into an Amtrak train terminal may lead to renewed interest in the area. The Penn Plaza district is located in midtown Manhattan and comprises the seven-block area that surrounds Pennsylvania Station, New York City's largest transportation hub. Pennsylvania Station serves as the western terminus for the Long Island Railroad, the Manhattan terminal for the Amtrak rail system and the eastern terminus for the New Jersey Transit rail system. In addition, several major arteries of the New York City subway system have stops in and around Pennsylvania Station, providing access to passengers from the New York City boroughs of Brooklyn, Queens and the Bronx. Madison Square Garden, New York City's largest spectator arena, is located above Pennsylvania Station.

Site and Improvements. The 34th Street Property consists of an 18- story structure and a two-story attached annex containing in the aggregate approximately 637,000 net rentable square feet, based on current standards of measurement. The 46,413 square foot site also includes an above-ground parking area containing 39 spaces that is currently leased to an independent garage operator.

Ground Lease. Per the terms of the ground lease agreement, the annual ground lease payment to the unaffiliated ground lessor for the parcel of land underlying the 34th Street Property increased to $2.25 million effective January 1, 1992 through December 31, 1999. The ground lease may be renewed at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The Partnership must give notice to renew the ground lease for an additional term of 21 years not later than two years (December 31, 1997) prior to the expiration of the current term of the ground lease which is scheduled to expire on December 31, 1999.

Renovations. During the period from 1987 through 1996, the Partnership expended approximately $11.5 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

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

In May 1995, the Partnership successfully negotiated an agreement with FNBC to reduce the amount needed to pay off the 34th Street Line of Credit to $1.75 million, compared to the outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NYRES1 to lend the Partnership $1.75 million to payoff the 34th Street Line of Credit (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit. Reference is made to Item 7 and
Note 6 to the Consolidated Financial Statements for additional information regarding the payoff of the 34th Street Line of Credit and the terms of the NYRES1 Loan.

In order further to supplement the Property's cash flow, beginning in January 1992, Mendik Realty Company, Inc. ("Mendik Realty"), an affiliate of Mendik RELP Corporation, agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property, although it had no obligation to do so. In connection with the NYRES1 Loan, these fees will continue to be deferred. The Partnership's outstanding obligation to pay the management fees to Mendik Realty will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory repayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold. In addition, Mendik Realty agreed to defer its leasing commission with respect to the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Reference is made to Note 8 to the Consolidated Financial Statements for additional information regarding the deferral of leasing commissions.

Leasing. On February 17, 1993, the Partnership signed a long-term lease with the City of New York effective August 1, 1992 for approximately 300,000 square feet or approximately 48% of the Property's leasable area. The term of the lease was originally scheduled to expire on February 28, 2001. During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the Property for a term of fifteen years. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. The base rental income under the lease with the City, which represented approximately 76% of the Property's consolidated rental income in 1996, will increase over the term of the lease amendment.

During the first quarter of 1997, the Partnership also entered into a long-term lease with Information Builders Inc. for approximately 30,000 square feet, including 5,000 square feet of basement space, of the available leaseable space at the Property. The lease, which is scheduled to commence on October 1, 1997, is currently being held in escrow pending confirmation of receipt by the tenant of economic benefits to be provided by the City of New York.

The Partnership has been marketing the Property's remaining available space to light-industrial type tenants on an "as is" basis. While rental rates for light-industrial type tenants are generally less than the rental rates received from commercial office tenants, the Partnership does not have the resources to fund tenant improvement and other costs associated with signing commercial office leases. In addition, because of the character of the City's tenancy and the nature of the services it provides, it is uncertain whether the Partnership could sign leases with traditional office tenants. The Partnership believes that renting space substantially "as is" to light-industrial type tenants is an effective alternative means to generate additional operating cash flow from the Property without requiring a significant current investment in tenant improvements. The Property's occupancy rates as of February 28, 1997, 1996 and 1995, were 92%, 90% and 65%, respectively. Based upon data provided by an unaffiliated real estate services firm, the vacancy rate for secondary office space in the Penn Station section of Midtown Manhattan, where the 34th Street Property is located, totalled 25.2% at December 31, 1996, compared to 22.9% at December 31, 1995.

Saxon Woods Corporate Center

Valuation. The Partnership's investment in the leasehold interest in the Saxon Woods Corporate Center at acquisition was $20,664,379, excluding acquisition expenses of $536,454. The Property's appraised value as of January 21, 1986 was $22,000,000. The appraised value of the leasehold interest as of December 31, 1996 was $16,700,000, compared to $15,200,000 at December 31, 1995.

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

Ground Lease. The parcel of land underlying each building is leased from an unaffiliated ground lessor pursuant to a ground lease which terminates in September 2027 and provides the Partnership with the option to renew for two 25-year periods and one 39-year period. Each ground lease provides for an annual net rental of $170,000, with an increase of $20,000 every five years commencing in January 2001.

Renovations. During the period from 1986 through 1996, the Partnership expended approximately $11.7 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing. During the third quarter of 1996, the Partnership finalized an agreement with the lender of the $6.5 million non- recourse credit facility secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit") for a one-year extension of the mortgage, which now matures in September 1997. The extension was completed in order to enable the Partnership to continue its leasing efforts and better position the Property for sale in the future. During the fourth quarter of 1996, the Partnership drew down the remaining $1.3 million available under the credit facility to fund costs incurred in connection with the 28,000 square foot Allstate Insurance Company lease executed in August 1996, as well as other capital improvements completed at the Property. As discussed in Item 7, the Partnership will attempt to complete a sale of the Property prior to the line of credit debt maturity in September 1997. However, there can be no assurances that such efforts will be successful. Reference is also made to Note 6 of the Consolidated Financial Statements for additional information regarding the Saxon Woods Line of Credit.

Leasing. The Property's occupancy rates as of February 28, 1997, 1996 and 1995 were 97%, 81% and 80%, respectively. The vacancy rate in Westchester County, where the Saxon Woods Corporate Center is located, was 16.9% as of December 31, 1996, as compared to a vacancy rate of 17.6% at December 31, 1995. During 1996, utilizing funds available under the Saxon Woods Line of Credit, Partnership reserves and cash flow, the Partnership entered into leasing transactions covering approximately 37,000 square feet at the Property including lease extensions and expansions by existing tenants. In addition to the leasing activity at the Property last year, the Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant will extend its lease for approximately 24,000 square feet for approximately five years. Commodity Quotations will also expand the amount of its leased space by approximately 3,300 square feet. In connection with the amendment to the tenant's existing lease, the tenant will no longer have the option of terminating the lease prior to its expiration.


Item 3.  Legal Proceedings

On February 6, 1996, a purported class action, Sword v. Lehman Brothers Holdings, Inc., was commenced on behalf of, among others, all Investor Limited Partners in the Circuit Court for Baltimore, Maryland against the Partnership, Lehman Brothers Holdings, Inc., E.F. Hutton & Company, Inc. and others. The complaint alleges that the Investor Limited Partners were induced to purchase Units based upon misrepresentations and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint alleges, inter alia, claims of fraud, negligent misrepresentation and breach of fiduciary duty. The defendants intend to defend the action vigorously.

On March 7, 1996, a purported class action, Ressner v. Lehman Brothers Inc., was commenced on behalf of, among others, all Investor Limited Partners in the Court of Chancery for New Castle County, Delaware, against the NYRES1 general partner of the Partnership, Lehman Brothers Inc. and others. The complaint alleges, among other things, that the Investor Limited Partners were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The defendants intend to defend the action vigorously.

On January 14, 1997, two individual Investor Limited Partners commenced a purported class action suit against NYRES1, Mendik RELP Corporation, B&B Park Avenue, L.P. and Bernard Mendik in the Supreme Court of the State of New York County of New York, on behalf of all persons holding limited partnership interests in the Partnership. The complaint alleges that for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the Investor Limited Partners and the General Partners of the Partnership also breached their contractual duty to the Investor Limited Partners. The plaintiffs further allege that the proposed transfer of the 40% interest in Two Park Company (the interest not owned by the Partnership) will result in a burden on the operation and management of Two Park Avenue because the purchaser of the 40% interest will have no fiduciary duty to the Partnership yet all decisions regarding any proposed sale or refinancing of Two Park Avenue will require its consent, with the result that, among other things, the transfer will prevent the Partnership from negotiating for the sale of Two Park Avenue at better terms than a sale on only the Partnership's approximate 60% interest. The complaint also alleges, among other things, that the transfer of the 40% interest violates the Partnership's rights of first refusal to purchase the interest being transferred and fails to provide the Investor Limited Partners in the Partnership a comparable transfer opportunity.

Shortly after the filing of the complaint, another Investor Limited Partner represented by the same attorneys filed an essentially identical complaint in the same court. Among other things, both complaints claim that the purported class has and will continue to suffer unspecified damages, and seek a declaration that the suits are properly class actions, an accounting and certain injunctive relief including an injunction enjoining the transfer of the 40% interest and a judgment requiring either the liquidation of the Partnership and the appointment of a receiver or an auction of Two Park Avenue. The time for defendants to respond to the complaints and to certain discovery requests has not yet expired. In the interim, plaintiff's counsel have requested an agreement to consolidate the two actions and have stated that they may seek to amend the complaints in unspecified ways, as well as to file a motion seeking a preliminary injunction. The defendants intend vigorously to defend against such action.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 19,563 holders of Units. No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The transfer of Units is subject to significant restrictions, including the requirement that an Investor Limited Partner may transfer his Units only with the consent of the General Partners, which consent may be withheld in the sole and absolute discretion of the General Partners.

During the first quarter of 1989, distributions to the partners were suspended following a decision made by the Partnership to establish reserves in the amount of what would otherwise be Net Cash From Operations to help meet anticipated Partnership requirements. For the years ended December 31, 1996 and 1995, no distributions were paid to the partners.


Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

                                At or for the Years Ended December 31,
                            1996              1995         1994               1993         1992
                               (Dollars in thousands, except for per Unit data) (1)
Total income (2)        $ 36,549          $ 33,549     $ 39,571 (8)       $ 34,616        $ 34,437

Loss before
extraordinary item       (47,092) (5)(6)    (4,635)      (6,174) (8)(9)    (11,407) (9)    (52,416) (9)

Extraordinary item            --            16,248           --                 --              --

Net income (loss) (3)    (47,092) (5)(6)    11,613       (6,174) (8)(9)    (11,407) (9)    (52,416) (9)

Total assets (2)         146,458           213,013      220,468            237,798         247,773

Total mortgages and
notes payable (2)         73,730            72,275       95,161            107,043         105,655

Net cash provided by
operating activities (2)   4,348            15,247        4,279              1,275           1,824

Net income (loss)
per Unit (3)(4)          (117.97) (5)(6)     24.43 (7)   (15.47) (8)(9)     (28.58) (9)    (131.31) (9)

Cash distributions
per Unit (4)                  --                --           --                 --              --

Net asset value
per Unit (3)(4)            $ 101 (10)         $ 99 (10)    $ 82 (10)          $ 99 (10)      $ 121 (10)

(1) Selected Financial Data and the Consolidated Financial Statements include the accounts of Two Park Company, a joint venture of which the Partnership owns an approximate 60% interest.

(2) Includes the approximate 40% interest in Two Park Company not owned by the Partnership.

(3) Excludes the approximate 40% interest in Two Park Company not owned by the Partnership.

(4) 395,169 Units outstanding.

(5) Includes an unrealized loss on property held for disposition of $5,411,536 at December 31, 1996. See Item 7.

(6) Includes a write-down on the carrying value of the Partnership's Properties in the amount of $59,491,089 at December 31, 1996. See Item 7.

(7) Includes a $16,247,734 gain on retirement of debt resulting from the discounted payoff of the 34th Street Line of Credit in June 1995.

(8) Includes a $5,564,391 gain on transfer in lieu of foreclosure resulting from the transfer of the Stamford Property on December 29, 1994.

(9) Includes an unrealized loss on properties held for disposition of $4,010,962, $4,240,608 and $43,166,559 at December 31, 1994, 1993 and 1992,
    respectively.  See Item 7.

(10)The calculation of net asset value assumes a hypothetical sale of the Properties at their appraised values and the distribution of the net proceeds of such sales, together with the Partnership's working capital, to the partners. The net asset value represents an average per unit liquidation value and, consistent with prior practice, is computed by dividing the total value of the Partnership's net assets by the total number of units outstanding. Pursuant to the Partnership Agreement, distributions to individual unit holders upon liquidation will vary from distributions upon sale or refinancing of individual Properties when the Partnership is not liquidating. In a liquidation, distributions are made in proportion to positive capital account balances which vary between Class A and B units as a result of the annual allocation of depreciation solely to Class A units, in accordance with the Partnership Agreement. With respect to the individual Class A units, there is a further variance in capital accounts resulting from the six separate closings for the purchase of units. Separately computed, assuming a hypothetical liquidation as of December 31, 1996, the amount distributable to an average Class A unit would be approximately $73.74 per unit, with earlier issued units receiving less and later issued units receiving more, and the amount distributable to a Class B unit would be approximately $141.42 per unit. The calculation of net asset value does not take into account numerous other factors which would determine the actual value received for individual units, such as the timing of Property sales and distribution of related proceeds, as well as the actual values realized upon sales of the Properties. In addition, as a result of these factors and the lack of a public market for the resale of units, the price at which units may be resold is likely to be significantly different from the computed net asset value per unit.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
During the year ended December 31, 1996, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from five sources: (i) cash flow generated by the Park Avenue Property, the Partnership's leasehold interest in the Saxon Woods Corporate Center and the Partnership's leasehold interest in the 34th Street Property, (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Realty, an affiliate of Mendik RELP Corporation, (iv) proceeds from the Saxon Woods Line of Credit, and (v) the deferral of interest payments on the NYRES1 Loan. Because certain Properties may be sold and the Saxon Woods Line of Credit has been fully drawn down, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

Park Avenue Property - As of December 31, 1996, the Park Avenue Property was approximately 98% leased. The costs of leasing space at the Property are being funded with existing Property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the Property's cash reserves which at year-end 1996 were approximately $3.8 million over and above a reserve for real estate taxes. However, it is expected that leases signed over the past couple of years will increase the Property's cash flow, which cash flow will be available to re-establish reserves. The Property's cash flow in 1997 is expected to remain stable.

The Park Avenue Property is subject to nonrecourse financing totalling $65 million in principal which is scheduled to mature in December 1998, however, the lender has the right to accelerate the maturity upon six- months notice. In order to address the risk of such acceleration, the Partnership reached an agreement in principle with a new lender in the first quarter of 1997 to replace the existing mortgage financing. Under the terms of the agreement with the new lender, the mortgage will mature three years from the closing of the loan, and interest on the mortgage will accrue at a floating rate (LIBOR plus 150 basis points) which should reduce the Partnership's debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contracts) in the event the Partnership attempts to pay the full amount due under the mortgage prior to maturity, which would provide the Partnership with flexibility in connection with the Partnership's plan to eventually sell its 60% interest in the building within the next 12 to 24 months.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 287,000 square feet (30% of the total leaseable area in the Property) under leases which expire on September 30, 2010, and Smith Barney, which leases 99,839 square feet (11% of the total leaseable area in the Property) under a lease expiring May 30, 1998. During 1996, Smith Barney vacated its space, and, as a result, the Partnership has commenced efforts to re-lease such space and recently entered into a lease for 20,000 square feet with a subtenant of Smith Barney, which lease will take effect upon the expiration of the Smith Barney lease. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of the existing lease.

At December 31, 1996 and 1995, the Partnership completed reviews of recoverability of the carrying amount of the Park Avenue Property and related accounts based upon estimated undiscounted cash flows expected to result from the Property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the Property for long-term investment and, therefore, management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. In light of the continued improvements in the Midtown Manhattan commercial real estate market during the past year, management anticipates positioning the Property for sale over the next 12 to 24 months, and concluded that the sum of the undiscounted future cash flow estimated to be generated by the Property over this shorter holding period is less than its carrying value. As a result, the Partnership recorded a write-down, before consideration of the minority interest's share of the write-down, of approximately $54,700,000 to reduce the Property's carrying value to its estimated fair value of $110,000,000. The determination of fair market value of the Property as of that date was based upon the most recent appraisal of the Property.

Saxon Woods Corporate Center - During 1996, the Partnership executed leases for approximately 37,000 square feet. As a result of the significant leasing progress made during 1996, the occupancy at the Property increased from 81% at December 31, 1995 to 97% as of December 31, 1996. The largest of the leases was signed with Allstate Insurance Company in August 1996 for 28,000 square feet, or approximately 12% of the Property's net leaseable area. In addition to the leasing activity at the Property last year, the Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant will extend its lease for approximately 24,000 square feet for approximately five years. Commodity Quotations will also expand the amount of its leased space by approximately 3,300 square feet. In connection with the amendment to the tenant's existing lease, the tenant will no longer have the option of terminating the lease prior to its expiration. The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1997.

During the third quarter of 1996, the Partnership finalized an agreement with the lender of the $6.5 million Saxon Woods Line of Credit for a one-year extension of the mortgage indebtedness, which is now scheduled to mature in September 1997. The extension was completed in order to enable the Partnership to continue its leasing efforts and better position the Property for sale in the future.

In light of the Property's increased occupancy level and appraised value, in concert with strengthening demand for commercial office space in Westchester County, the Partnership believes that the Property is now positioned for a potential sale. The Partnership expects to sell the Property prior to the maturity of the Saxon Woods Line of Credit in September 1997, however, there can be no assurances that such efforts will be successful. During the fourth quarter of 1996, the Partnership drew down the remaining $1.3 million available under the line of credit to fund costs incurred in connection with the Allstate lease mentioned above as well as other capital improvements recently completed at the Property.

At December 31, 1996 and 1995, the Partnership completed reviews of recoverability of the carrying amount of the Property and related accounts based upon estimated undiscounted cash flows expected to result from the Property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the Property for long-term investment and therefore management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. In light of continued improvements in the Westchester County commercial real estate market during the past year, as well as substantial leasing activity at the Property, the Partnership anticipates selling the Property prior to the maturity of the Saxon Woods Line of Credit in September 1997. As a result of the Partnership's intention to pursue a sale of the Property during 1997 and in accordance with FAS 121, the Partnership has classified the Property on the Partnership's balance sheet as property held for disposition as of December 31, 1996. In addition, the carrying value of the Property was reduced as of December 31, 1996 from the prior carrying value of approximately $21,600,000 to $16,200,000. The write-down of the Property's carrying value was based on management's assessment of the estimated fair market value of the Property as of December 31, 1996. The determination of fair market value of the Property as of that date was based upon the most recent appraisal of the Property, less estimated costs to sell.

34th Street Property - As of December 31, 1996, the 34th Street Property was approximately 92% leased. The largest tenant in the Property is the City of New York Human Resources Administration (the "City") occupying approximately 48% of the total leaseable area under a lease which was originally scheduled to expire in February 2001. During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the Property for a term of fifteen years. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. The terms of the amended lease call for the City to make annual base rental payments of approximately $5.4 million for the first five years of the amended lease, approximately $5.9 million for years six through ten of the amended lease, and approximately $6.5 million for years eleven through fifteen of the amended lease. In addition, the City is required to pay its proportionate share of increases in real estate taxes and operating expenses over a predetermined base year amount.

During the first quarter of 1997, the Partnership also entered into a long-term lease with Information Builders Inc. for approximately 30,000 square feet, including 5,000 square feet of basement space, of the available leaseable space at the Property. The lease, which is scheduled to commence on October 1, 1997, is currently being held in escrow pending confirmation of receipt by the tenant of economic benefits to be provided by the City of New York.

The 34th Street Property is no longer encumbered by a mortgage obligation. The previous mortgage was paid off in June 1995 for a discounted amount of $1.75 million, or approximately 10% of the Property's outstanding debt balance of approximately $18 million, including principal and accrued interest. Funding for the payoff was provided by an affiliate of NYRES 1. The NYRES 1 Loan bears interest at the prime rate less one and one-quarter percent and matures upon the earlier of December 31, 2025 or the termination of the Partnership. Accrued interest and principal are payable on a current basis to the extent there is net cash flow available from the Property. The loan is an unsecured obligation of the Partnership. In connection with the loan, Mendik Realty agreed to continue to defer its management fees and leasing commissions with respect to the Property. At present, the Property is generating sufficient cash flow to meet operating expenses.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property, although it had no obligation to do so. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. As noted above, in connection with the NYRES1 Loan, these fees and commissions will continue to be deferred. Through December 31, 1996, Mendik Realty had deferred approximately $1,708,744 in leasing commissions and management fees, including accrued interest, with respect to the 34th Street Property.

At December 31, 1996 and 1995, the Partnership completed reviews of recoverability of the carrying amount of the 34th Street Property and related accounts based upon estimated undiscounted cash flows expected to result from the Property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the Property for long-term investment and, therefore, management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. Management currently anticipates holding the Property for the next 12 to 24 months and concluded that the sum of the undiscounted future cash flow estimated to be generated by the Property over this shorter holding period is less than its carrying value. As a result, the Partnership recorded a write-down of approximately $4,700,000 to reduce the Property's carrying value to its estimated fair value of $4,000,000, which represents the Property's appraised value as of December 31, 1996.

Operating Cash Reserves and Other Assets
The Partnership's consolidated cash totalled $4,727,720 at December 31, 1996, largely unchanged from $4,673,561 at December 31, 1995. During the year ended December 31, 1996, approximately $6 million was expended for property improvements at the Park Avenue Property, Saxon Woods Corporate Center and the 34th Street Property in connection with leasing activity and other building improvements. These expenditures were funded by cash flow from operations generated during 1996, proceeds from the Saxon Woods Line of Credit, Partnership cash reserves, the deferral of property management fees and leasing commissions by Mendik Realty with respect to certain of the Properties, and the prepayment of rent by The Times Mirror Company Inc. in connection with a lease restructuring at the Park Avenue Property in November 1995.

The Partnership's restricted cash balance at December 31, 1996 decreased by $104,966 to $960,489 at December 31, 1996 from $1,065,455 at December 31, 1995.
The decrease is primarily attributable to a scheduled reduction in two tenants' security deposit and the eviction of a tenant at the Park Avenue Property in May 1996. The security deposit for the evicted tenant was applied to its outstanding rent receivable balance.

The Partnership's U.S. Treasuries and Agencies balance totalled $2,121,910 at December 31, 1996, compared to $2,458,794 at December 31, 1995. The $336,884 decrease is attributable to the redemption of certain of the Partnership's investments during 1996 to fund capital improvements at the Park Avenue Property.

Rent and other receivables totalled $1,192,114 for the year ended December 31, 1996, compared to $938,101 for the year ended December 31, 1995. The $254,013 increase is primarily attributable to the timing of rental payments made by certain tenants at the 34th Street Property.

Deferred rent receivable totalled $10,453,202 at December 31, 1996 compared to $9,597,899 at December 31, 1995. The $855,303 increase is primarily attributable to the addition of several new tenants at the 34th Street Property in the fourth quarter of 1995 with free rent periods, and the modification of the lease with The Times Mirror Company Inc. at the Park Avenue Property in the fourth quarter of 1995, as discussed further in Note 2 to the Consolidated Financial Statements.

Other assets decreased from $10,818,003 at December 31, 1995 to $7,994,965 at December 31, 1996. The $2,823,038 decrease is primarily attributable to a reduction in deferred leasing commissions due to the reclassification of the Saxon Woods Corporate Center as property held for disposition and the write-downs of the Partnership's Properties, as discussed above, and a reduction in mortgage costs.

Short- and Long-Term Liabilities
Deferred income decreased from $7,530,747 at December 31, 1995 to $6,550,650 at December 31, 1996. The $980,097 decrease is primarily attributable to the amortization of The Times Mirror Company Inc.'s prepaid rent in connection with the modification of its lease in the fourth quarter of 1995.

Due to affiliates increased from $2,630,348 at December 31, 1995 to $2,907,737 at December 31, 1996. The $277,389 increase is primarily attributable to the continued deferral of the payment of management fees with respect to the 34th Street Property and leasing commissions owed by the Partnership to Mendik Realty.

Results of Operations

1996 vs. 1995
For the year ended December 31, 1996, the Partnership generated net cash from operating activities of $4,347,586, compared to $15,247,357 for the year ended December 31, 1995. The higher balance in the 1995 period is primarily attributable to the prepayment of rent by The Times Mirror Company Inc. in connection with the lease restructuring at the Park Avenue Property in November 1995. The Partnership generated a net loss of $47,091,683 for the year ended December 31, 1996, compared to net income of $11,613,040 for the year ended December 31, 1995. The net loss for the year ended December 31, 1996 includes the recognition of a write-down in connection with the reduction in the carrying value of the Properties in December 1996, net of B & B Park Avenue L.P.'s (See Item 13) minority interest share in the write-down expense of the Park Avenue Property, in the amount of $39,545,219. The net loss for the year ended December 31, 1996 also includes the recognition of an unrealized loss on property held for disposition in the amount of $5,411,536. Such amount reflects the reduction in the carrying value of the Saxon Woods Corporate Center as of December 31, 1996. Net income for the year ended December 31, 1995 includes the recognition of a $16,247,734 extraordinary gain on the retirement of the 34th Street Line of Credit in June 1995. No such gain was recognized by the Partnership during 1996. Excluding these items, the Partnership generated a loss before writedown of real estate investments and unrealized loss on property held for disposition in the amount of $2,134,928 for the year ended December 31, 1996, compared to a loss before extraordinary item of $4,634,694 for the year ended December 31, 1995. The lower loss in 1996 is primarily attributable to an increase in rental income and a decrease in interest expense, partially offset by an increase in depreciation and amortization expense.

Rental income for the year ended December 31, 1996 totalled $36,301,921, compared to $33,334,516 for the year ended December 31, 1995. The increase is due primarily to significant leasing activity at the 34th Street Property during the fourth quarter of 1995, and to new and renewal/amended leases executed at the Park Avenue Property during 1995.

Property operating expenses totalled $20,118,066 for the year ended December 31, 1996, largely unchanged from $19,938,170 for the year ended December 31, 1995.

Depreciation and amortization expense for the year ended December 31, 1996 totalled $11,257,102, compared to $10,199,677 for the year ended December 31, 1995. The $1,057,425 increase is primarily due to increased amortization of leasing commissions related to The Times Mirror Company Inc.'s lease at the Park Avenue Property.

Interest expense for the year ended December 31, 1996 totalled $7,225,953, compared to $8,796,859 for the year ended December 31, 1995. The $1,570,906 decrease is due primarily to: (i) the $10 million paydown of the outstanding principal balance of the mortgages secured by the Park Avenue Property in the fourth quarter of 1995, and (ii) the June 1995 discounted payoff of the 34 Street Property mortgage.

1995 vs. 1994
For the year ended December 31, 1995, the Partnership generated net cash from operating activities of $15,247,357 compared to $4,279,060 for the year ended December 31, 1994. The increase was primarily attributable to the prepayment of rent by The Times Mirror Company Inc. in connection with the lease restructuring at the Park Avenue Property in November 1995. The Partnership generated net income of $11,613,040 for the year ended December 31, 1995 compared to a net loss of $6,173,627 for the year ended December 31, 1994. The change from net loss to net income was primarily attributable to a $16,247,734 extraordinary gain recognized on the retirement of the 34th Street Line of Credit. Without the gain, the Partnership generated a loss before extraordinary item of $4,634,694 for the year ended December 31, 1995. The lower operating loss in 1995 was primarily attributable to decreases in property operating expenses, depreciation and amortization, and interest expense.

Rental income for the year ended December 31, 1995 totalled $33,334,516, largely unchanged from $33,708,412 for the year ended December 31, 1994. While the transfer of the Stamford Property in December 1994 was the primary reason for the slight decrease in rental income during 1995, this was largely offset by increased rental income at Two Park Avenue and Saxon Woods Corporate Center as a result of new and renewal leases executed at these Properties during the prior year.

Property operating expenses for the year ended December 31, 1995 totalled $19,938,170 compared to $21,097,441 for the year ended December 31, 1994. The decrease was primarily attributable to the transfer of the Stamford Property to the lender in December 1994 in lieu of foreclosure. The transfer of the Stamford Property was also the primary reason for the $2,180,466 and $506,543 decreases in interest expense and depreciation and amortization, respectively, during 1995 as compared to 1994.


Item 8.  Financial Statements and Supplementary Data

See Index of the Consolidated Financial Statements and Financial Statement Schedules at Item 14, filed as part of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. Mendik RELP Corporation and NYRES1, as General Partners, jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business.

Mendik RELP Corporation
Mendik RELP Corporation was incorporated under the laws of the State of New York on November 13, 1985. On January 16, 1997, the Mendik General Partner changed its name from Mendik Corporation to Mendik RELP Corporation to avoid confusion with the names of other Mendik entities.

All of the capital stock of Mendik RELP Corporation is owned by Bernard H. Mendik. Pursuant to Section 22(b) of the Partnership Agreement, Mr. Mendik has contributed to the capital of Mendik RELP Corporation $2.5 million in the form of a demand promissory note, which represents the only substantial asset of Mendik RELP Corporation. Mr. Mendik has a net worth in excess of such amount. Mendik RELP Corporation maintains its principal office at 330 Madison Avenue, New York, New York 10017.

The executive officers and sole director of Mendik RELP Corporation (none of whom has a family relationship with another) are:

            Name                   Age   Office
            Bernard H. Mendik      67    Chairman and Director
            David R. Greenbaum     45    President
            Christopher G. Bonk    42    Senior Vice President, Treasurer
                                         and Chief Financial Officer
            Michael M. Downey      55    Senior Vice President
            David L. Sims          50    Senior Vice President
            Kevin R. Wang          39    Senior Vice President
            John J. Silberstein    36    Senior Vice President and
                                         Secretary

All officers and directors of Mendik RELP Corporation, except for John J. Silberstein, have been officers or directors of the corporation since its incorporation in November 1985. All officers of Mendik RELP Corporation hold the same position in Mendik Realty.

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

The executive officers and sole director of NYRES1 (none of whom has a family relationship with another) are:

            Name                  Age   Office
            Kenneth L. Zakin       49   Director, President and
                                        Chief Financial Officer
            Lawrence M. Ostow      29   Vice President

Kenneth L. Zakin has been an officer of NYRES1 since 1989. Lawrence M. Ostow has been an officer of NYRES1 since September 1995.

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Lawrence M. Ostow is a Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their officers or directors received any compensation from the Partnership. See Item 13 below of this Report with respect to certain transactions of the General Partners and their affiliates with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1997, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating, as of March 31, 1997, the name and the amount and nature of beneficial ownership of Units held by the General Partners and officers and directors thereof. Only those General Partners and officers and directors thereof which beneficially own any Units are listed. No General Partner or any officer or director thereof, or the officers and directors of the General Partners as a group, beneficially owns in excess of 1% of the total number of Units outstanding.

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

   The General Partners and all officers and
   directors thereof as a group (10 persons)  1,879 (1)(2)(3)
________________________

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


Item 13.  Certain Business Relationships and Related Transactions

As a result of the suspension of cash distributions, neither NYRES1 nor Mendik RELP Corporation received net cash from operations with respect to the year ended December 31, 1996. For the 1996 fiscal year, $224,829 of the Partnership's net income was allocated to each of NYRES1 and Mendik RELP Corporation. For a description of the shares of Net Cash From Operations and Sale or Refinancing Proceeds (as defined in the Partnership Agreement) and the allocation of items of income and loss to which the General Partners, the special limited partner, and the Investor Limited Partners are respectively entitled, see Note 4 of Notes to the Consolidated Financial Statements.

Pursuant to Section 12 of the Partnership Agreement, Mendik Realty has agreed to limit its payment of leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of that Property in such year less leasing commissions paid to other brokers in connection with that Property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1996, there was a liability of approximately $1,389,953 to Mendik Realty as a result of leasing commissions earned in 1996 and prior periods from the 34th Street Property, Park Avenue Property and Saxon Woods Corporate Center. During 1996, Mendik Realty deferred its leasing commissions earned in connection with the leasing of space at the 34th Street Property and will continue to defer these commissions during 1997.

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

B&B Park Avenue L.P. ("B&B"), a limited partnership of which Mendik Corporation is a general partner, owns the remaining 40% interest in Two Park Company, the joint venture that owns the Park Avenue Property. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that own substantially all of the interest in B&B to acquire their interest in B&B. The contract contemplates closing on or before April 15, 1997.

Mendik Realty receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. During 1996, Mendik Realty earned management fees from the Partnership totalling $791,864, of which $278,783 has been deferred, and was reimbursed $487,796 for the cost of on-site building management salaries.

Mendik Realty has deferred certain management fees and leasing commissions payable to it by the Partnership in connection with the 34th Street Property totalling $1,708,744 as of December 31, 1996. Such amount includes interest on the unpaid management fees. During 1997, Mendik Realty has agreed to continue to defer management fees in connection with the 34th Street Property. See the information under the caption "34th Street Property" in Item 2 of this Report. See Note 8 of Notes to the Consolidated Financial Statements.

Building Maintenance Service LLC ("BMS"), an affiliate of Mendik RELP Corporation, performs cleaning and related services for the properties at cost (plus an allocable share of overhead expenses). As of January 1, 1993, Guard Management Service Corporation ("GMSC"), an affiliate of Mendik RELP Corporation, began providing security services at the Park Avenue Property and Saxon Woods Corporate Center, which services will be provided by GMSC at cost (plus an allocable share of overhead expenses). During 1996, GMSC and BMS received from the Partnership $4,532,486 for such services.

See Note 8 of the Notes to the Consolidated Financial Statements for additional information concerning amounts paid or accrued to the General Partners and their affiliates during the years ended December 31, 1996, 1995 and 1994 and all balances unpaid at December 31, 1996.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following consolidated financial statements of Mendik Real Estate Limited Partnership and Consolidated Venture are included in Item 8:

     Independent Auditors' Report                                  F-1

     Consolidated Balance Sheets at December 31, 1996 and 1995     F-2

     Consolidated Statements of Partners' Capital (Deficit) for
       the years ended December 31, 1996, 1995 and 1994            F-2

     Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                            F-3

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                            F-4

     Notes to the Consolidated Financial Statements                F-5

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

     (3) See Index to Exhibits contained herein.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed in the fourth quarter of fiscal year
     1996.


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

      (s) Reimbursement Agreement dated as of January 1, 1991 among the Partnership, Mendik Realty, Mendik RELP Corporation and SLH Lending Corp. related to the deferral of management fees and loans made to the Partnership with respect to the Stamford Property (included as Exhibit 10(s) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

      (t) Agreement dated as of January 1, 1992 among the Partnership, Mendik Realty, Mendik RELP Corporation and SLH Lending Corp. (included as
           Exhibit 10(a) to the Partnership's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference thereto).

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

      (x) Letter Opinion of Value of the Saxon Woods Corporate Center as of January 1993 by Cushman & Wakefield, Inc. (included as Exhibit 10(x) to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto).

      (y) Promissory Note and Loan Agreement Modification and Extension Agreement between Mendik Real Estate Limited Partnership and FGH Realty Credit Corp. dated as of September 9, 1996 (included as
           Exhibit 10(y) to the Partnership's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference thereto).

      (z) Leasehold Mortgage Modification and Extension Agreement between Mendik Real Estate Limited Partnership and FGH Realty Credit Corp. dated as of September 9, 1996 (included as Exhibit 10(z) to the Partnership's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference thereto).

   27. Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MENDIK REAL ESTATE LIMITED PARTNERSHIP

                                BY:  Mendik RELP Corporation
                                     General Partner


Date:  March 31, 1997           BY:    /s/David R. Greenbaum
                                Name:     David R. Greenbaum
                                Title:    President






                                BY:  NY Real Estate Services 1 Inc.
                                     General Partner


Date:  March 31, 1997           BY:  /s/Kenneth L. Zakin
                                Name:   Kenneth L. Zakin
                                Title:  Director, President and
                                        Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                NY REAL ESTATE SERVICES 1 INC.
                                A General Partner


Date:  March 31, 1997           BY:  /s/Kenneth L. Zakin
                                Name:   Kenneth L. Zakin
                                Title:  Director, President and
                                        Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                MENDIK RELP CORPORATION
                                A General Partner


Date:  March 31, 1997           BY:  /s/Bernard H. Mendik
                                Name:   Bernard H. Mendik
                                Title:  Chairman and Director




Date:  March 31, 1997           BY:  /s/David R. Greenbaum
                                Name:   David R. Greenbaum
                                Title:  President




Date:  March 31, 1997           BY:  /s/Christopher G. Bonk
                                Name:   Christopher G. Bonk
                                Title:  Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer





                    INDEPENDENT AUDITORS' REPORT



The Partners
Mendik Real Estate Limited Partnership:

We have audited the consolidated financial statements of Mendik Real Estate Limited Partnership (a New York limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendik Real Estate Limited Partnership and consolidated venture as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  KPMG PEAT MARWICK LLP

Boston, Massachusetts
March 14, 1997


Consolidated Balance Sheets               At December 31,   At December 31,
                                                    1996              1995
Assets
Real estate investments:
 Land                                       $ 17,528,163      $ 27,137,084
 Building and improvements                    85,279,508       214,497,059
                                             102,807,671       241,634,143
 Less accumulated depreciation                        --       (58,172,619)
                                             102,807,671       183,461,524
Property held for disposition                 16,200,000                --
Cash and cash equivalents                      4,727,720         4,673,561
Restricted cash                                  960,489         1,065,455
U.S. Treasuries and Agencies                   2,121,910         2,458,794
Rent and other receivables
 net of allowance for doubtful accounts
 of $118,611 in 1996 and $150,880 in 1995      1,192,114           938,101
Deferred rent receivable                      10,453,202         9,597,899
Other assets, net of accumulated
 amortization of $6,577,521 in 1996
 and $6,513,970 in 1995                        7,994,965        10,818,003
Total Assets                                $146,458,071      $213,013,337
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses      $  1,859,961      $  1,836,543
 Deferred income                               6,550,650         7,530,747
 Due to affiliates                             2,907,737         2,630,348
 Security deposits payable                       960,489         1,065,455
 Accrued interest payable                        799,315           621,854
 Mortgages payable                            71,500,000        70,044,524
 Notes payable to affiliates                   2,230,000         2,230,000
  Total Liabilities                           86,808,152        85,959,471
 Minority interest                            20,075,882        40,388,146
Partners' Capital (Deficit):
 General Partners                               (470,917)               --
 Limited Partners
 (395,169 units outstanding)                  40,044,954        86,665,720
  Total Partners' Capital                     39,574,037        86,665,720
 Total Liabilities and Partners' Capital    $146,458,071      $213,013,337



Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1996, 1995 and 1994
                                                          Special
                                  Limited      General    Limited
                                 Partners     Partners    Partner        Total
Balance at December 31, 1993  $83,123,665  $(1,425,360) $(471,998) $81,226,307
Net loss                       (6,111,891)     (61,736)        --   (6,173,627)
Balance at December 31, 1994   77,011,774   (1,487,096)  (471,998)  75,052,680
Net income                      9,653,946    1,487,096    471,998   11,613,040
Balance at December 31, 1995   86,665,720           --         --   86,665,720
Net loss                      (46,620,766)    (470,917)        --  (47,091,683)
Balance at December 31, 1996  $40,044,954    $(470,917) $      --  $39,574,037



Consolidated Statements of Operations
For the years ended December 31,               1996         1995          1994
Income
Rental                                  $36,301,921  $33,334,516   $33,708,412
Gain on transfer in lieu of foreclosure          --           --     5,564,391
Interest                                    247,094      214,049       298,457
  Total Income                           36,549,015   33,548,565    39,571,260
Expenses
Property operating                       20,118,066   19,938,170    21,097,441
Depreciation and amortization            11,257,102   10,199,677    10,706,220
Interest                                  7,225,953    8,796,859    10,977,325
General and administrative                  449,216      395,434       364,286
Loss on property held for disposition     5,411,536           --     4,010,962
Loss on write-down of real estate
 investments                             59,491,089           --            --
  Total Expenses                        103,952,962   39,330,140    47,156,234
Loss before minority interest
 and extraordinary item                 (67,403,947)  (5,781,575)   (7,584,974)
Minority interest share of loss in
 consolidated venture                    20,312,264    1,146,881     1,411,347
  Loss before extraordinary item        (47,091,683)  (4,634,694)   (6,173,627)
Extraordinary Item
Gain on retirement of debt                       --   16,247,734            --
  Net Income (Loss)                    $(47,091,683) $11,613,040  $ (6,173,627)
Net Income (Loss) Allocated:
To the General Partners                $   (470,917) $ 1,487,096  $    (61,736)
To the Special Limited Partner                   --      471,998            --
To the Limited Partners                 (46,620,766)   9,653,946    (6,111,891)
                                       $(47,091,683) $11,613,040  $ (6,173,627)
Per limited partnership unit
(395,169 outstanding):
 Net loss before extraordinary item        $(117.97)     $(11.61)      $(15.47)
 Net Income (Loss)                         $(117.97)      $24.43       $(15.47)



Consolidated Statements of Cash Flows
For the years ended December 31,               1996          1995         1994
Cash Flows From Operating Activities
Net Income (loss)                      $(47,091,683)  $11,613,040  $(6,173,627)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
 Loss on write-down of real
 estate investments                      59,491,089            --           --
 Depreciation and amortization           11,257,102    10,199,677   10,706,220
 Gain on transfer in lieu of foreclosure         --            --   (5,564,391)
 Gain on retirement of debt                      --   (16,247,734)          --
 Minority interest share of loss
  in consolidated venture               (20,312,264)   (1,146,881)  (1,411,347)
 Provision for losses on rents
  and other receivables                          --            --      426,994
 Loss on property held for disposition    5,411,536            --    4,010,962
 Net premium (discount) amortization -
  U.S. Treasuries and Agencies              (25,350)       50,092      (32,175)
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
  Restricted cash                           104,966     1,045,662      279,617
  Rent and other receivables               (254,013)     (164,073)    (440,311)
  Deferred rent receivable               (2,750,852)    4,911,038     (344,889)
  Other assets                             (872,529)   (3,856,650)  (1,866,041)
  Accounts payable and accrued expenses      19,797        21,014      901,352
  Deferred income                          (980,097)    7,396,633       51,793
  Due to affiliates                         277,389       894,286      891,665
  Security deposits payable                (104,966)     (103,135)     160,717
  Accrued interest payable                  177,461       634,388    2,682,521
Net cash provided by operating activities 4,347,586    15,247,357    4,279,060

Cash Flows From Investing Activities
Additions to real estate                 (6,391,539)   (5,619,234)  (6,787,315)
Accounts payable - real estate assets       280,402    (1,156,444)     338,317
Acquisition of U.S. Treasuries
 and Agencies                            (3,021,038)   (3,574,183)  (4,659,415)
Redemption of U.S. Treasuries and
 Agencies                                 3,383,272     4,074,449    4,565,357
Net cash used for investing activities   (5,748,903)   (6,275,412)  (6,543,056)

Cash Flows From Financing Activities
Proceeds from mortgage and notes payable  1,455,476     2,113,688      138,159
Payments of principal on mortgage and
 notes payable                                   --   (11,750,000)          --
Net cash provided by (used for)
 financing activities                     1,455,476    (9,636,312)     138,159
Net increase (decrease) in cash and
 cash equivalents                            54,159      (664,367)  (2,125,837)
Cash and cash equivalents, beginning
 of period                                4,673,561     5,337,928    7,463,765
Cash and cash equivalents, end of
 period                                $  4,727,720   $ 4,673,561  $ 5,337,928

Supplemental Disclosure of Cash Flow Information
Cash paid during the period
 for interest                          $  7,048,492   $ 8,015,003  $ 8,294,804



Notes to the Consolidated Financial Statements
December 31, 1996, 1995 and 1994

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

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 22, 1993, Hutton Real Estate Services XV, Inc., a general partner, changed its name to NY Real Estate Services 1 Inc. ("NYRES1") to delete any reference to "Hutton." On January 16, 1997, Mendik Corporation, a general partner, was renamed Mendik RELP Corporation.

2. Liquidity

During the twelve months ended December 31, 1996, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from five sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the properties by Mendik Realty Company, Inc., an affiliate of Mendik RELP Corporation ("Mendik Realty"), (iv) proceeds from the non-recourse line of credit secured by a first leasehold mortgage on the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit"), and (v) the deferral of interest payments on the NYRES1 Loan (see the section captioned "The 34th Street Property" in Note 6 - Mortgage and Notes Payable for a further description of the NYRES1 Loan). Because certain properties may be sold and the Saxon Woods Line of Credit has been fully drawn down, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

Park Avenue Property - The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for leases signed in recent years, the Partnership utilized or committed to utilize substantially all of the joint venture's cash reserves which were approximately $3.8 million at December 31, 1996.

During the fourth quarter of 1995, the Partnership was successful in negotiating a six and one quarter year lease extension from June 30, 2004 through September 30, 2010 on substantially an "as is" basis with Times Mirror Magazines Inc. and its affiliate, Newsday Inc. As part of the extension, The Times Mirror Company Inc., the parent company of Times Mirror Magazines Inc. and Newsday Inc., took over the leases, which total approximately 263,000 square feet. The Times Mirror Company Inc., whose financial condition is more secure than those of its subsidiaries, also leased an additional 24,000 square feet, bringing its total leased space to approximately 287,000 square feet or approximately 30% of the Property. As part of the lease amendment, The Times Mirror Company prepaid a portion of the rents due through the original lease expiration of June 30, 2004. The lease prepayment was used by the Partnership to prepay, without penalty, $10 million of the outstanding balance of the loans secured by the Property, reducing the principal balance of the loans to $65 million. Such prepayment was made in November 1995.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service charges under the loans. The Park Avenue Property is subject to nonrecourse financing totalling $65 million in principal which is scheduled to mature in December 1998, however, the lender has the right to accelerate the maturity upon six-months notice. In order to address the risk of such acceleration, the Partnership reached an agreement in principle with a new lender in the first quarter of 1997 to replace the existing mortgage financing. Under the terms of the agreement with the new lender, the mortgage will mature three years from the closing of the loan, and interest on the mortgage will accrue at a floating rate (LIBOR plus 150 basis points) which should reduce the Partnership's debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contracts) in the event the Partnership attempts to pay the full amount due under the mortgage prior to maturity, which would provide the Partnership with flexibility in connection with the Partnership's plan to eventually sell its 60% interest in the building within the next 12 to 24 months.

The property was 98% and 97% leased at December 31, 1996 and 1995, respectively.

The 34th Street Property - The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provides for annual lease payments of $2.25 million through December 31, 1999. The ground lease may be renewed in 1999 and thereafter at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The Partnership must give notice to renew the ground lease for an additional term of 21 years not later than two years (December 31, 1997) prior to the expiration of the current terms of the ground lease, which is scheduled to expire on December 31, 1999.

In 1993, the Partnership signed a long-term lease with the City of New York for approximately 48% of the Property's total leasable space in the 34th Street Property. The term of the lease was originally scheduled to expire on February 28, 2001. During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the Property for a term of fifteen years. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. The terms of the amended lease call for the City to make annual base rental payments of approximately $5.4 million for the first five years of the amended lease, approximately $5.9 million for years six through ten of the amended lease, and approximately $6.5 million for years eleven through fifteen of the amended lease. In addition, the City is required to pay its proportionate share of increases in real estate taxes and operating expenses over a predetermined base year amount.

In May 1995, the Partnership successfully negotiated an agreement with the First National Bank of Chicago ("FNBC") to reduce the amount needed to pay off the 34th Street Line of Credit for $1.75 million, compared to the outstanding debt balance of approximately $18 million, including accrued interest. Since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NYRES1 to lend the Partnership $1.75 million to payoff the 34th Street Line of Credit (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit. The NYRES 1 Loan bears interest at the prime rate less one and one-quarter percent and matures upon the earlier of December 31, 2025 or the termination of the Partnership. Accrued interest and principal are payable on a current basis to the extent there is net cash flow available from the Property. The loan is an unsecured obligation of the Partnership.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Realty voluntarily agreed to defer its management fees of approximately $170,000 a year that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Realty agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Through December 31, 1996, Mendik Realty has deferred approximately $1,708,744 in leasing commissions and management fees with respect to the 34th Street Property. In connection with the NYRES1 Loan, these fees will continue to be deferred. The Partnership's outstanding obligation to pay the management fees to Mendik Realty will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory repayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold. In addition, Mendik Realty agreed to defer its leasing commission with respect to the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property.

The property was 92% and 90% occupied at December 31, 1996 and 1995, respectively.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1997. The Saxon Woods Line of Credit is in the amount of up to $6.5 million, Section 13(d) (xviii) of the Partnership Agreement prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"). With the signing of a new lease in August 1996 for approximately 23% of available space at the 600 Mamaroneck building, an updated independent appraisal of the property was completed during the second quarter of 1996, at which time the appraised value of the property increased from $15.2 million at year-end 1995 to $16.6 million. With the increase in the appraised value, the Partnership may draw down the full amount of the credit facility without exceeding the Borrowing Limitation. As of December 31, 1996, the Partnership had borrowed the full $6.5 million available under the Saxon Woods Line of Credit. The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and current debt service obligations.

The indebtedness secured by the Saxon Woods Corporate Center was scheduled to mature in September 1996. During the third quarter of 1996, the Partnership finalized an agreement with the lender for a one-year extension of the maturity of the mortgage, which is now scheduled to mature in September 1997. The extension was completed in order to enable the Partnership to continue its leasing efforts and better position the Property for sale in the future.

The property was 97% and 81% occupied at December 31, 1996 and 1995, respectively.

Stamford Property - On December 29, 1994, the Partnership transferred title to the Stamford Property to the lender in lieu of foreclosure. The transfer resulted in the loss of the Partnership's investment in the property; however, the Partnership was not liable for accrued interest or the principal balance of the mortgage not otherwise satisfied by transfer of the property.

The property was 47% occupied at the date of transfer of the property on December 29, 1994.

3. Summary of Significant Accounting Policies

Basis of Accounting -- The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized as earned and expenses are recorded as obligations are incurred.

Consolidation -- The consolidated financial statements include the accounts of the Partnership and of Two Park Company, a joint venture in which the Partnership owns an approximate 60% general partnership interest. The joint venture was formed to own and operate a commercial office building. Intercompany accounts and transactions between the Partnership and the venture have been eliminated in consolidation.

Accounting for Impairment -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 requires that assets held for sale or disposal be carried at the lower of carrying amount or fair value less cost to sell and prohibits depreciation from being recorded during the periods which the asset is being held for sale or disposal. The Partnership adopted FAS 121 in the fourth quarter of 1995.

Real Estate Investments -- Prior to December 31, 1996, real estate investments which consist of buildings, were recorded at cost, less accumulated depreciation. Cost included the initial purchase price of the properties plus closing costs, acquisition and legal fees, and capital improvements. Depreciation of the buildings was computed using the straight-line method over an estimated useful life of 20 to 35 years. Depreciation of personal property was computed using the straight-line method over an estimated useful life ranging from 5 to 10 years. Tenant improvements were amortized using the straight-line method over the respective lease terms.

At December 31, 1996 and 1995, the Partnership completed a review of recoverability of the carrying amount of each property and related accounts based upon an estimate of undiscounted cash flows expected to result from each property's use and eventual disposition. Based upon the reviews completed at December 31, 1996, the Partnership wrote down the value of its real estate investments and related assets in accordance with FAS 121 (See Note 5).

Property Held for Disposition -- The general partners intend to pursue a sale of the Saxon Woods property prior to the scheduled maturity of the Saxon Woods Line of Credit indebtedness in September 1997. As a result, the Partnership is accounting for the property as held for disposition. The property was recorded at its estimated fair value less costs to sell at December 31, 1996. The fair value was obtained from an appraisal report prepared by an independent appraiser. (See Note 5).

Cash Equivalents -- Cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted Cash -- Restricted cash consists of security deposits.

Marketable Securities -- Marketable securities, which consist of United States Treasury securities and Agencies, are carried at amortized cost, which approximates market.

Concentration of Credit Risk -- Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Lease Revenue -- Rental income is recognized as earned under the leases. Accordingly, as certain leases of the Partnership provide for tenant occupancy during periods for which no rent or reduced rent is due, the Partnership accrues rental income for the full period of occupancy on a straight-line basis over the related lease terms.

The Partnership has determined that all leases associated with the rental of space at the investment properties are operating leases.

Leasing Costs -- Leasing costs are capitalized and amortized using the straight line-method over the respective lease terms.

Mortgage Costs -- Mortgage costs are capitalized and amortized over the term of the mortgage notes payable.

Fair Value of Financial Instruments -- Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

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

Income Taxes -- The Partnership allocates all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements as the liabilities for such taxes are those of the partners rather than the Partnership.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's review of recoverability of the carrying amounts of real estate investments and related accounts is one such estimate. Actual results could differ from those estimates.

Net Income (Loss) Per Limited Partnership Unit -- Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding during the year and the net income (loss) allocated to the limited partners in accordance with the terms of the Partnership Agreement.

Reclassification -- Certain 1995 and 1994 amounts have been reclassified to conform with the financial statement presentation used in 1996.

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

Net proceeds from sales or refinancings will be distributed first to the limited partners until each limited partner has received an 8% cumulative annual return (as defined) and then an additional amount equal to his adjusted capital contribution (as defined). Second, the net proceeds from sale or refinancing will be distributed 99% to the special limited partner and 1% to the Mendik RELP Corporation until the special limited partner has received any shortfall on his special cumulative return (as defined). Third, the net proceeds will be distributed to the general partners until the general partners have received their deferred incentive shares (as defined). Thereafter, net proceeds will be distributed 75% to the limited partners, 20.33% to the special limited partner and 4.67% to the general partners. Liquidating proceeds will be distributed to the Partners in proportion to and to the extent of the positive capital account balances of the Partners.

If, upon dissolution of the Partnership, the general partners have a negative capital account, they shall contribute capital equal to the amount of the deficit. In no event, however, shall the required capital contribution exceed 1.01% of the total capital contributed by the limited partners less all prior contributions by the general partners.

5. Real Estate Investments

The major tenants described below represented 47% of the Partnership's rental income in 1996. See Note 2 for leasing activity.

The Park Avenue Property -- In 1987, the Partnership indirectly acquired from an affiliate an approximate 60% general partnership interest in a joint venture, Two Park Company, formed in 1986 for the purpose of acquiring and operating a parcel of land located at Two Park Avenue, New York, New York, together with the 28- story office building and related improvements located thereon containing approximately 947,000 net rentable square feet (based on current standards of measurement). The affiliate acquired such interest to facilitate the acquisition by the Partnership. Two Park Company acquired the Park Avenue Property in 1986 from an unaffiliated seller for approximately $151.5 million, $60 million of which was financed by a first mortgage loan. The Partnership acquired its interest by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. The remaining 40% interest in Two Park Company is currently owned by B & B Park Avenue L.P., of which Mendik RELP Corporation is a general partner. The sole stockholder of the other general partner is also the lender of the mortgages secured by the Park Avenue Property. Pursuant to the partnership agreement of Two Park Company, each partner has the right to implement "buy-sell" provisions. If either one of the partners in Two Park Company exercises its buy-sell rights, then the other partner could be compelled either to sell its interest in the partnership to such other partner, for the purchase price set forth in the partnership agreement of Two Park Company. In addition, under the partnership agreement of Two Park Company, if either partner receives a bona fide offer to purchase its interest in Two Park Company (which such partner is willing to accept), such partner must give the other partner a right of first refusal to purchase its partnership interest on the same terms and conditions as the bona fide offer. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that own substantially all of the interest in B & B Park Avenue L.P. to acquire their interest in B & B Park Avenue L.P. The contract contemplates closing on or before April 15, 1997. (See Note 9).

At December 31, 1996, the property's fair value was appraised at $110,000,000, and the appraised value of the property net of the minority interest was $65,670,000. At December 31, 1995, the appraised fair value of the property was appraised at $95,000,000, and the appraised value of the property net of the minority interest was $56,715,000.

Major tenants at Two Park Avenue are Times Mirror Magazines, Inc. which leases approximately 287,000 square feet (30% of total leasable area in the property) under leases which expire on September 30, 2010 and Smith Barney which leases 99,839 square feet (11% of total leasable area in the property) under a lease expiring May 30, 1998. Smith Barney assumed the lease for this space from its affiliate, National Benefit Life Insurance Company, in December 1995. Smith Barney has since vacated its space, and, as a result, the Partnership has commenced efforts to re-lease such space and recently entered into a lease for 20,000 square feet with a subtenant of Smith Barney, which lease will take effect upon the expiration of the Smith Barney lease. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of its existing lease. Times Mirror Company and Smith Barney represented 25% and 12%, respectively, of the property's total rental income in 1996.

At December 31, 1996 and 1995, the Partnership completed reviews of recoverability of the carrying amount of the Park Avenue Property and related accounts based upon estimated undiscounted cash flows expected to result from the property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the property for long-term investment and, therefore, management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. In light of the continued improvements in the Midtown Manhattan commercial real estate market during the past year, management anticipates positioning the property for sale over the next 12 to 24 months, and concluded that the sum of the undiscounted future cash flow estimated to be generated by the property over this shorter holding period is less than its carrying value. As a result, the Partnership recorded a write-down, before consideration of the minority interest's share of the write-down, of approximately $54,700,000 to reduce the property's carrying value to its estimated fair value of $110,000,000. The fair value was obtained from an appraisal report prepared by an independent appraiser.

The 34th Street Property -- In 1987, the Partnership acquired the leasehold interest in the 34th Street Property, an eighteen- story structure containing approximately 637,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $35,611,400 consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The building is situated on a 46,413 square foot site.

The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provided for annual lease payments of $1.25 million through December 31, 1991 and requires annual lease payments of $2.25 million for the remaining eight years. The ground lease may be renewed at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the higher of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The Partnership must give notice to renew the ground lease for an additional term of 21 years not later than two years (December 31, 1997) prior to the expiration of the current term of the ground lease, which is scheduled to expire on December 31, 1999, provided that the lessor has given the Partnership a written notice as more fully disclosed in the lease agreement. The property's fair value was appraised at $4,000,000 at December 31, 1996. The property's appraised fair value at December 31, 1995 was $2,700,000.

Major tenants at the 34th Street property are the City of New York and Props for Today. The City of New York which leases 300,000 square feet (48% of the total leasable area in the property) under a lease expiring February 28, 2001. During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the Property for a term of fifteen years. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. Props for Today leases 95,118 square feet (15% of the total leasable area) under a lease expiring December 31, 2006. The City and Props for Today represented approximately 76% and 11%, respectively, of the property's total revenue in 1996.

At December 31, 1996 and 1995, the Partnership completed reviews of recoverability of the carrying amount of the 34th Street Property and related accounts based upon estimated undiscounted cash flows expected to result from the property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the property for long-term investment and, therefore, management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. Management currently anticipates holding the property for the next 12 to 24 months and concluded that the sum of the undiscounted future cash flow estimated to be generated by the property over this shorter holding period is less than its carrying value. As a result, the Partnership recorded a write- down of approximately $4,700,000 to reduce the property's carrying value to its estimated fair value of $4,000,000, which represents the property's appraised value as of December 31, 1996. The fair value was obtained from an appraisal report prepared by an independent appraiser.

The Saxon Woods Corporate Center -- In 1986, the Partnership acquired the leasehold interest in Saxon Woods Corporate Center, two office buildings located in Harrison, New York containing an aggregate of approximately 232,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $21,282,805 was paid from the proceeds of the Partnership's offering and consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The buildings are situated on a 15.28 acre site which is subject to two ground leases, each of which terminates in September 2027 and provides the lessee with the option to renew for two 25-year periods and one 39-year period. Each ground lease provides for an annual net rental of $170,000 with an increase of $20,000 every five years, commencing January 2001. The property's fair value was appraised at $16,700,000 at December 31, 1996, compared to $15,200,000 at December 31, 1995.

Major tenants at the Saxon Woods Corporate Center are Commodity Quotations which leases 24,540 square feet (10% of the total leasable area) under leases expiring October 31, 2001 and October 31, 1998. Icon Capital Corp. leases 29,040 square feet (12% of the total leasable area) under a lease expiring November 30, 2004. Commodity Quotations and Icon Capital Corp represented approximately 13% and 14%, respectively, of the property's rental income in 1996. The Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant will extend its lease for approximately 24,000 square feet for approximately five years. Commodity Quotations will also expand the amount of its leased space by approximately 3,300 square feet. In connection with the amendment to the tenant's existing lease, the tenant will no longer have the option of terminating the lease prior to its expiration.

In light of the property's increased occupancy level and appraised value during 1996, in concert with strengthening demand for commercial office space in Westchester County, the Partnership believes that the Property is now positioned for a potential sale. The Partnership expects to sell the Property prior to the maturity of the $6.5 million line of credit in September 1997, however, there can be no assurances that such efforts will be successful.

At December 31, 1996 and 1995, the Partnership completed reviews of recoverability of the carrying amount of the property and related accounts based upon estimated undiscounted cash flows expected to result from the property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the property for long-term investment and therefore management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. As a result of the Partnership's intention to pursue a sale of the property during 1997 and in accordance with FAS 121, the Partnership has reclassified the property on the Partnership's balance sheet as property held for disposition. The carrying value of the property was reduced as of December 31, 1996 from the prior carrying value of approximately $21,600,000 to $16,200,000. The write-down of the property's carrying value was based on management's assessment of the estimated fair market value of the property as of December 31, 1996. The determination of fair market value of the property as of that date was based upon the most recent appraisal of the property, less estimated costs to sell.

The Stamford Property -- In 1985, the Partnership acquired the Stamford Property, a ten-story office building containing approximately 220,000 net rentable square feet (based on current standards of measurement) and an attached parking garage located on 1351 Washington Blvd. in Stamford, Connecticut. The purchase price of the property was $31,250,000. The property was transferred to the lender in lieu of a foreclosure sale on December 29, 1994.

6. Mortgage and Notes Payable

The Park Avenue Property -- On September 18, 1987, the Partnership acquired its interest in the Park Avenue Property by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. On June 15, 1989, Two Park Company placed a second mortgage on the Park Avenue Property in the amount of $10,000,000. Interest only was payable in monthly installments at a rate of 10.791% through June 15, 1992 and thereafter at the rate of 10.625% through December 19, 1998 at which time the full amount of principal and any accrued interest would have been due and payable. In November 1995, the Partnership prepaid, without penalty, the $10,000,000 second mortgage. On December 26, 1990, Two Park Company placed a third mortgage on the Park Avenue Property in the amount of $5,000,000. Interest only is payable in monthly installments at a rate of 11.5% through its maturity date of December 19, 1998 at which time the full amount of principal and any accrued interest shall be due and payable.

The lender of the mortgages has the right to accelerate the maturity of the mortgages (collectively, the "Park Avenue Loans") prior to the December 1998 maturity date upon six-months notice. In order to address the risk of such acceleration, the Partnership reached an agreement in principle with a new lender in the first quarter of 1997 to replace the existing mortgage financing. Under the terms of the agreement with the new lender, the mortgage will mature three years from the closing of the loan, and interest on the mortgage will accrue at a floating rate (LIBOR plus 150 basis points) which should reduce the Partnership's debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contracts) in the event the Partnership attempts to pay the full amount due under the mortgage prior to maturity, which would provide the Partnership with flexibility in connection with the Partnership's plan to eventually sell its 60% interest in the building within the next 12 to 24 months.

The 34th Street Property -- The Partnership had a $30,000,000 credit facility in the form of a first mortgage secured by the Partnership's leasehold interest on the 34th Street Property (the "34th Street Line of Credit") with FNBC. The lender agreed to advance amounts under the credit facility up to 40% of the lesser of the appraised value of the 34th Street Property or the value thereof as determined by the lender. The credit facility was scheduled to mature on May 31, 1997. As of December 31, 1992, $15,000,000 had been advanced under the 34th Street Line of Credit. As a result of the default on the loan and the decline in the appraised value of the 34th Street Property, the Partnership was prevented from borrowing any additional funds.

In May 1995, the Partnership successfully negotiated an agreement with the FNBC to reduce the amount needed to pay off the 34th Street Line of Credit to $1.75 million compared to the property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, an agreement was entered into with an affiliate of NYRES1 to lend the Partnership the $1.75 million unsecured loan needed to complete the payoff of the 34th Street Line of Credit prior to June 30, 1995 (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit and the Partnership retained its interest in the property.

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

The Saxon Woods Corporate Center -- In September 1991, the Partnership established a non-recourse line of credit of $6,500,000 secured by the Partnership's leasehold interest in the property located at 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Property"). The Saxon Woods Line of Credit had a term of five (5) years, is secured by a first leasehold mortgage on the Saxon Woods Property and generally bears interest at the rate of 2.5% per annum in excess of LIBOR. During the third quarter of 1996, the Partnership finalized an agreement with the lender for a one-year extension of the maturity of the mortgage, which is now scheduled to mature in September 1997. The average interest rate for 1996 was 8.1%. In addition, the Partnership is required to pay 1/2% per annum on the undrawn balance of the Saxon Woods Line of Credit. As additional security for the repayment of the Saxon Woods Line of Credit, the Partnership deposited $500,000 with the lender, which deposit was used by the Partnership to pay operating expenses in connection with the Saxon Woods Property prior to borrowing any sums under the Saxon Woods Line of Credit for operating expenses. The Saxon Woods Line of Credit provided the Partnership with a source of funds to pay for those improvements necessary to lease additional space at the property.

As a result of the property's increased occupancy level due to significant leasing activity during the year, an updated independent appraisal of the property was completed during the second quarter of 1996, at which time the appraised value of the property increased from $15.2 million at year-end 1995 to $16.6 million. With the increase in the appraised value, the Partnership was able to draw down the full amount of the credit facility without exceeding the Borrowing Limitation. As of December 31, 1996, the Partnership had borrowed the full $6.5 million available under the Saxon Woods Line of Credit.

As discussed above, the Partnership finalized an agreement with the lender of the Saxon Woods Line of Credit during the third quarter of 1996 for a one-year extension of the mortgage indebtedness, which is currently scheduled to mature in September 1997. The extension was completed in order to enable the Partnership to continue with its leasing efforts and better position the property for sale in the future.

The Stamford Property -- The $12,500,000 non-recourse first mortgage loan was for a term of ten years and accrued interest at the rate of 10% per annum through December 10, 1993 and 10.3% thereafter.

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

Mortgages payable at December 31, 1996 and 1995 are summarized as follows:

                                                       1996            1995
Secured by Park Avenue Property, bearing
interest at a blended rate of 10.05% in
1996 and 10.02% in 1995                         $65,000,000     $65,000,000

Secured by Saxon Wood Corporate Center,
bearing interest at a blended rate of
8.32% in 1996 and 8.87% in 1995                   6,500,000       5,044,524
                                                ---------------------------
                                                $71,500,000     $70,044,524


Notes payable at December 31, 1996 and 1995 are summarized as follows:

                                                       1996            1995
Note payable to an affiliate of NYRES1,
unsecured, bearing interest at prime rate
less 1.25%                                       $1,750,000      $1,750,000

Note payable to NYRES1, unsecured, bearing
interest at prime rate less 1.25%                   330,000         330,000

Note payable to Mendik RELP Corporation, unsecured,
bearing interest at prime rate less 1.25%           150,000         150,000
                                                 --------------------------
                                                 $2,230,000      $2,230,000


The following summarizes the scheduled maturities of the Partnership's mortgages and notes payable:

    Year                                              Amount
    1997                                        $ 71,500,000
    1998                                                  --
    Thereafter                                     2,230,000
                                                ------------
                                                $ 73,730,000

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar average maturities, the fair value of long-term debt approximates carrying value.

7. Rental Income under Operating Leases

Based upon the leases currently in effect, future minimum rental payments from operating leases of the Partnership's properties (which are not cancelable by their terms) as of December 31, 1996 are as follows:

   Year                                               Amount
   1997                                        $  25,900,278
   1998                                           24,153,012
   1999                                           21,257,606
   2000                                           20,037,588
   2001                                           20,418,093
   Thereafter                                    124,813,951
                                               -------------
                                               $ 236,580,528

In addition to the minimum rental amounts, substantially all of the leases provide for escalation charges to tenants for operating costs, real estate taxes and electricity. For the years ended December 31, 1996, 1995, and 1994, these amounts were $2,793,437, $2,712,976 and $3,282,904, respectively, which amounts are included in rental income.

8. Transactions with General Partners and Affiliates

Certain cash and cash equivalents reflected on the Partnership's consolidated balance sheets at December 31, 1995 were on deposit with an affiliate of a general partner. As of December 31, 1996, no cash and cash equivalents were on deposit with an affiliate of a general partner or the Partnership.

The following is a summary of the amounts paid or accrued to the general partners and their affiliates during the years ended December 31, 1996, 1995 and 1994 and all balances unpaid at December 31, 1996:

                 Due To/(From) Affiliates
                          at December 31,               Paid or Accrued
                                    1996        1996         1995        1994
-----------------------------------------------------------------------------
Management fees and building
personnel salaries (A)        $1,549,450  $1,279,660   $1,171,005  $1,289,698

Leasing commissions (B)        1,389,953     170,981      347,488     555,147

Cleaning and related
 services (C)(D)                 (31,666)  4,106,631    4,127,071   4,072,233

Security (E)                          --     425,855      366,322     378,806
-----------------------------------------------------------------------------
                              $2,907,737  $5,983,127   $6,011,886  $6,295,884

(A) Mendik Realty receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. Salaries and benefits for building personnel, which have remained under the payroll of Mendik Realty, for the years ended December 31, 1996, 1995 and 1994 totalled $487,796, $438,616 and $515,998, respectively.
    Management fees paid or payable to Mendik Realty totalled $791,864, $732,389 and $773,700 for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts are included in the table. Certain management fees included in the above amounts are being deferred as discussed in
    Note 6.

(B) Mendik Realty has agreed to limit the payment of its leasing commissions at any property in any year to not more than 3% of the gross operating revenues of the property in such year less leasing commissions paid to other brokers in connection with that property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1996, there were unpaid commissions, on a consolidated basis, of approximately $1,389,953 as a result of deferred leasing commissions from the 34th Street property, the Saxon Woods Corporate Center and the Park Avenue property. Certain leasing commissions are being deferred as per the loan modifications discussed in
    Note 6.

(C) Building Maintenance Service LLC ("BMS"), an affiliate of Mendik Corporation, performs cleaning and related services at the properties. Such cleaning and related services are provided by BMS at its cost plus an allocable share of overhead expenses. Cleaning and related services payable to BMS totalled $3,185,018, $3,230,148 and $3,278,621 for the years ended December 31, 1996, 1995 and 1994, respectively. The salaries and benefits for the property engineering staff were $778,884, $759,415 and $687,948 in 1996, 1995 and 1994, respectively. These amounts are included in the table.

(D) BMS provides metal and marble cleaning services to the Partnership at its cost plus an allocable share of overhead expenses, which were $142,729, $137,508 and $105,664 in 1996, 1995 and 1994, respectively. These amounts are included in the table.

(E) Effective January 1, 1993, Guard Management Service Corporation, an affiliate of Mendik Corporation, began providing security services to the Partnership at its cost plus an allocable share of overhead expenses, which in 1996, 1995 and 1994 totalled $425,855, $366,322 and $378,806, respectively.  These amounts are included in the table.

9. Litigation

On February 6, 1996, a purported class action, Sword v. Lehman Brothers Holdings, Inc., was commenced on behalf of, among others, all limited partners in the Circuit Court for Baltimore, Maryland against the Partnership, Lehman Brothers Holdings, Inc., E.F. Hutton & Company, Inc. and others. The complaint alleges that the limited partners were induced to purchase Units based upon misrepresentations and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint alleges, inter alia, claims of fraud, negligent misrepresentation and breach of fiduciary duty. The defendants intend to defend the action vigorously.

On March 7, 1996, a purported class action, Ressner v. Lehman Brothers Inc., was commenced on behalf of, among others, all limited partners in the Court of Chancery for New Castle County, Delaware, against NYRES1, Lehman Brothers Inc. and others. The complaint alleges, among other things, that the limited partners were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The Partnership was not named, but the defendants intend to defend the action vigorously.

On January 14, 1997, two individual limited partners commenced a purported class action suit against NYRES1, Mendik RELP Corporation, B&B Park Avenue, L.P. and Bernard Mendik in the Supreme Court of the State of New York County of New York, on behalf of all persons holding limited partnership interests in the Partnership. The complaint alleges that for reasons which include purported conflicts of interest, the defendants breached their fiduciary duty to the limited partners and the general partners of the Partnership also breached their contractual duty to the limited partners. The plaintiffs further allege that the proposed transfer of the 40% interest in Two Park Company (the interest not owned by the Partnership) will result in a burden on the operation and management of Two Park Avenue because the purchaser of the 40% interest will have no fiduciary duty to the Partnership yet all decisions regarding any proposed sale or refinancing of Two Park Avenue will require its consent, with the result that, among other things, the transfer will prevent the Partnership from negotiating for the sale of Two Park Avenue at better terms than a sale on only the Partnership's approximate 60% interest. The complaint also alleges, among other things, that the transfer of the 40% interest violates the Partnership's rights of first refusal to purchase the interest being transferred and fails to provide limited partners in the Partnership a comparable transfer opportunity.

Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Among other things, both complaints claim that the purported class has and will continue to suffer unspecified damages, and seek a declaration that the suits are properly class actions, an accounting and certain injunctive relief including an injunction enjoining the transfer of the 40% interest and a judgment requiring either the liquidation of the Partnership and the appointment of a receiver or an auction of Two Park Avenue. The time for defendants to respond to the complaints and to certain discovery requests has not yet expired. In the interim, plaintiff's counsel have requested an agreement to consolidate the two actions and have stated that they may seek to amend the complaints in unspecified ways, as well as to file a motion seeking a preliminary injunction. The defendants intend vigorously to defend against such action.

10. Reconciliation of Consolidated Financial Statement Net Income (Loss) and Partners' Capital to Federal Income Tax Basis Net Income (Loss) and Partners' Capital

Reconciliation of consolidated financial statement net income (loss) to federal income tax basis net income (loss) follows:

                                              Year ended December 31,

                                        1996           1995          1994
Financial statement consolidated
 net income (loss)              $(47,091,683)   $11,613,040   $(6,173,627)

Financial statement write
 down of real estate              42,988,230             --     4,010,962

Tax basis depreciation over
 financial statement depreciation    (72,357)      (355,352)   (1,115,277)

Tax basis rental income over (under)
 financial statement rental income  (819,983)       (89,674)      132,615

Tax loss on foreclosure over financial
 statement gain on foreclosure            --             --   (20,933,471)

Tax basis recognition of net income of
 consolidated venture under financial
 statement recognition of loss of
 consolidated venture              1,033,441      7,986,697       272,346

Other                                     --        (95,214)      (65,300)
-------------------------------------------------------------------------
Federal income tax basis net
 income (loss)                   $(3,962,352)   $19,059,497  $(23,871,752)


Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:

                                                  Years ended December 31,

                                              1996          1995          1994
Financial statement basis partners'
 capital                              $ 39,574,037  $ 86,665,720  $ 75,052,680

Current year financial statement net
 income (loss) over (under) Federal
 income tax basis net income (loss)     43,129,331     7,446,457   (17,698,122)

Cumulative financial statement net
 income (loss) over cumulative Federal
 income tax basis net income (loss)     48,826,522    41,380,065    59,078,187
------------------------------------------------------------------------------
Federal income tax basis partners'
 capital                              $131,529,890  $135,492,242  $116,432,745

Because many types of transactions are susceptible to varying interpretations under Federal and state tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.


                        Schedule III - Real Estate and Accumulated Depreciation
                                           December 31, 1996
                                                                      Consolidated
                                                                           Venture:
                                 500/600             330 West             Two Park
Description:                  Mamaroneck Ave        34th Street             Avenue           Total
-----------------------------------------------------------------------------------------------------
Location                       Harrison, NY         New York, NY       New York, NY            na

Construction date               1969-1972               1925                 1930              na
Acquisition date                09-04-86              04-23-87             09-18-87            na
Life on which depreciation
in latest income
statements is computed           25 yrs                20 yrs               35 yrs             na
Encumbrances                  $ 6,500,000           $      --           $ 65,000,000     $ 71,500,000
Initial cost to Partnership:
  Land                        $        --           $      --           $ 27,140,745     $ 27,140,745
  Buildings
  and improvements             21,282,805            35,611,400          130,411,744      187,305,949
Costs capitalized
subsequent to acquisition:
  Land                                 --                    --               (3,661)          (3,661)
  Buildings
  and improvements             11,474,228            11,443,884           49,978,436       72,896,548
  Accumulated depreciation    (13,508,629)             (752,338)         (52,853,232)     (67,114,199)
  Write-down adjustment:
    Land                               --                    --           (9,608,921)      (9,608,921)
    Buildings
    and improvements          (19,248,404)          (43,401,058)         (45,159,328)    (107,808,790)
Gross amount at which
carried at close of period:
  Land                                 --                    --           17,528,163       17,528,163
  Buildings and
  improvements                         --             2,901,888           82,377,620       85,279,508
                              $        --          $  2,901,888         $ 99,905,783     $102,807,671


For Federal income tax purposes, the basis of land, building and improvements wholly owned by the Partnership at December 31, 1996 and 1995 is $78,441,638 and $77,051,988, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                           1996           1995           1994
Real estate investments:
Beginning of year                  $241,634,143   $236,172,782   $227,392,238
Additions                             6,391,539      5,619,234      6,235,648
Deletions                              (660,870)      (157,873)    (3,155,104)
Write down adjustment              (144,557,141)            --             --
End of year                        $102,807,671   $241,634,143   $230,472,782
Properties held for
 disposition (Note 1)                16,200,000             --      5,700,000
  Total                            $119,007,671   $241,634,143   $236,172,782
Accumulated depreciation:
Beginning of year                  $ 58,172,619   $ 49,536,517   $ 44,575,753
Depreciation expense                  9,602,450      8,793,975      8,115,868
Deletions                              (660,870)      (157,873)    (3,155,104)
Write down adjustment               (67,114,199)            --             --
End of year                        $         --   $ 58,172,619   $ 49,536,517

Note (1): As of December 31, 1996, the Partnership has accounted for the Saxon
          Woods Property as held for disposition.