Form 10-Q
period 1997-03-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1997-05-15
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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



CONSOLIDATED BALANCE SHEETS                    At March 31,    At December 31,
                                                      1997               1996
Assets
Real estate investments:
 Land                                         $ 17,528,163       $ 17,528,163
 Buildings and improvements                     85,462,602         85,279,508
                                               102,990,765        102,807,671
Less accumulated depreciation                   (1,367,024)               ---
                                               101,623,741        102,807,671
Property held for disposition                   16,200,000         16,200,000
Cash and cash equivalents                        3,289,714          4,727,720
Restricted cash                                    970,675            960,489
U.S. Treasuries and Agencies                     2,116,100          2,121,910
Rent and other receivables (net of
 allowance for doubtful accounts of
 $118,611 in 1996 and 1997)                        618,808          1,192,114
Deferred rent receivable                        10,634,618         10,453,202
Other assets, net of accumulated
 amortization of $8,239,882 in 1997
 and $6,577,521 in 1996                          9,283,135          7,994,965
  Total Assets                                $144,736,791       $146,458,071
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses       $  1,643,769       $  1,859,961
  Deferred income                                6,559,780          6,550,650
  Due to affiliates                              1,531,172          2,907,737
  Security deposits payable                        970,675            960,489
  Accrued interest payable                         778,491            799,315
  Mortgages payable                             71,500,000         71,500,000
  Notes payable to affiliates                    2,230,000          2,230,000
   Total Liabilities                            85,213,887         86,808,152
Minority interest                               20,105,125         20,075,882

Partners' Capital (Deficit):
  General Partners                                (471,073)          (470,917)
  Limited Partners (395,169 units outstanding)  39,888,852         40,044,954
   Total Partners' Capital                      39,417,779         39,574,037
   Total Liabilities and Partners' Capital    $144,736,791       $146,458,071



CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended March 31, 1997
                                                        Special
                                  Limited     General   Limited
                                 Partners    Partners   Partner         Total
Balance at December 31, 1996  $40,044,954   $(470,917)    $ ---   $39,574,037
Net loss                         (156,102)       (156)      ---      (156,258)
Balance at March 31, 1997     $39,888,852   $(471,073)    $ ---   $39,417,779



CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31,                    1997            1996
Income
Rental                                           $ 8,607,411     $ 8,070,917
Interest                                              12,908          27,899
 Total Income                                      8,620,319       8,098,816
Expenses
Property operating                                 5,045,432       4,790,883
Depreciation and amortization                      1,836,303       2,698,632
Interest                                           1,744,992       1,825,138
General and administrative                           120,607          80,170
 Total Expenses                                    8,747,334       9,394,823
Loss before minority interest                       (127,015)     (1,296,007)
Minority interest in consolidated venture            (29,243)        260,328
  Net Loss                                       $  (156,258)    $(1,035,679)
Net Loss Allocated:
To the General Partners                          $      (156)    $   (10,357)
To the Special Limited Partner                           ---             ---
To the Limited Partners                             (156,102)     (1,025,322)
                                                 $  (156,258)    $(1,035,679)
Per limited partnership unit
(395,169 outstanding)                                 $(0.40)         $(2.59)



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,                      1997           1996
Cash Flows From Operating Activities
Net loss                                           $  (156,258)   $(1,035,679)
Adjustments to reconcile net loss to
net cash used for operating activities:
 Depreciation                                        1,500,001      2,248,648
 Amortization                                          336,302        449,984
 Minority interest in consolidated venture              29,243       (260,328)
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Restricted cash                                      (10,186)        20,728
  U.S. Treasuries and Agencies                           5,810         (4,858)
  Rent and other receivables                           573,306        (61,418)
  Deferred rent receivable                            (181,416)      (552,895)
  Other assets                                      (1,624,472)    (1,682,350)
  Accounts payable and accrued expenses                469,148         12,717
  Deferred income                                        9,130       (246,163)
  Due to affiliates                                 (1,376,565)      (744,552)
  Security deposits payable                             10,186        (20,728)
  Accrued interest payable                             (20,824)        33,177
Net cash used for operating activities                (436,595)    (1,843,717)
Cash Flows From Investing Activities
Additions to real estate assets                       (316,070)    (2,796,387)
Accounts payable - real estate assets                 (685,341)     1,344,214
Net cash used for investing activities              (1,001,411)    (1,452,173)
Cash Flows From Financing Activities
Proceeds from mortgage and notes payable                   ---         60,800
Net cash provided by financing activities                  ---         60,800
Net decrease in cash and cash equivalents           (1,438,006)    (3,235,090)
Cash and cash equivalents, beginning of period       4,727,720      4,673,561
Cash and cash equivalents, end of period           $ 3,289,714    $ 1,438,471
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest           $ 1,765,816    $ 1,791,961



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event occurred subsequent to fiscal year 1996, and no material contingency exists which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

During the 1997 period, certain expenses incurred by NY Real Estate Services 1 Inc. ("NYRES1") and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of NYRES1 in prior periods, were reimbursed to NYRES1 and its affiliates.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

During the three months ended March 31, 1997, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrsion, New York (the "Saxon Woods Corporate Center) and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Realty, an affiliate of Mendik RELP Corporation, (iv) the deferral of interest payments on the NYRES1 Loan. Because certain Properties may be sold, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

Park Avenue Property - As of March 31, 1997, the Park Avenue Property was approximately 98% leased. The costs of leasing space at the Property are being funded with existing Property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for the new leases as well as certain other leases currently under negotiation, the Partnership utilized or committed to utilize substantially all of the Property's cash reserves which at March 31, 1997 were approximately $2.2 million over and above a reserve for real estate taxes.

The Park Avenue Property was subject to nonrecourse financing totalling $65 million in principal which was scheduled to mature in December 1998, however, the lender had the right to accelerate the maturity upon six-months notice. In order to address the risk of such acceleration, the Partnership refinanced the existing loan, which refinancing closed in April 1997. Under the new mortgage, which matures in April 2000, interest is payable at a floating rate (LIBOR plus 150 basis points), which should reduce the Partnership's debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event the Partnership repays the full amount due under the mortgage prior to maturity, which should provide the Partnership with flexibility in connection with the Partnership's plan to eventually sell its 60% interest in Two Park Company (the partnership that owns the Park Avenue Property), within the next 12 to 24 months.

The remaining 40% interest in the Park Avenue Property is owned by B & B Park Avenue L.P. ("B&B"), of which Mendik RELP Corporation was a general partner.
On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that owned substantially all of the interest in B&B to acquire their interest in B&B. The closing under the contract took place on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Realty Company, Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 287,000 square feet (29% of the total leaseable area in the Property) under leases which expire on September 30, 2010, and Smith Barney, which leases 99,839 square feet (11% of the total leaseable area in the Property) under a lease expiring May 30, 1998. During 1996, Smith Barney vacated its space, and, as a result, the Partnership has commenced efforts to re-lease such space and recently entered into a lease for 20,000 square feet with a subtenant of Smith Barney, which lease will take effect upon the expiration of the Smith Barney lease. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of the existing lease.

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 97% as of March 31, 1997. Individually, the 550 Mamaroneck building was 98% leased and the 600 Mamaroneck building was 96% leased. The Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant agreed not to exercise its cancellation option and also extended its lease at the property for approximately 24,000 square feet. Commodity Quotations also expanded the amount of its leased space by approximately 3,300 square feet for a five-year term through August 30, 2002, coterminous with the lease for 24,000 square feet. In connection with the amendment to the tenant's existing lease, the tenant will no longer have the option of terminating the lease prior to its expiration.

During the third quarter of 1996, the Partnership finalized an agreement with the lender of the $6.5 million Saxon Woods Line of Credit for a one-year extension of the mortgage indebtedness, which is now scheduled to mature in September 1997. The extension was completed in order to enable the Partnership to continue its leasing efforts and better position the Property for sale.

In light of the Property's increase in occupancy level and appraised value during the past year, in concert with strengthening demand for commercial office space in Westchester County, the Partnership believes that the Property is now positioned for a potential sale. The Partnership is in the process of engaging a real estate broker to market the property for sale and expects to sell the Property prior to the maturity of the $6.5 million Saxon Woods Line of Credit in September 1997. However, there can be no assurances that such efforts will be successful. During the fourth quarter of 1996, the Partnership drew down the remaining $1.3 million available under the line of credit to fund leasing costs and capital improvements. As a result of the Partnership's intention to sell the property during 1997, the property has been reclassified on the Partnership's balance sheet as property held for disposition as of December 31, 1996.

34th Street Property - As of March 31, 1997, the 34th Street Property was 96% leased. The largest tenant in the Property is the City of New York Human Resources Administration (the "City") occupying approximately 48% of the total leaseable area under a lease which was originally scheduled to expire in February 2001.

During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the Property for approximately 300,000 square feet for a term of approximately ten years from the previous scheduled expiration date of February 28, 2001. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary (March 21, 2002) of the signing of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. The terms of the amended lease call for the City to make annual base rental payments of approximately $5.4 million for the first five years of the amended lease, approximately $5.9 million for years six through ten of the amended lease, and approximately $6.5 million for years eleven through fifteen of the amended lease. In addition, the City is required to pay its proportionate share of increases in real estate taxes and operating expenses over a predetermined base year amount. Substantially all of the property's cash flow will be used over the next several years to fund the costs associated with the City's lease amendment, including the third party brokerage commission, as well as costs associated with leases that were previously entered into.

During the first quarter of 1997, the Partnership also entered into a long-term lease with Information Builders Inc. for approximately 30,000 square feet, including 5,000 square feet of basement space, of the available leaseable space at the Property. Rent under this new lease is scheduled to commence on October 1, 1997.

The 34th Street Property is no longer encumbered by a mortgage obligation. The previous mortgage was paid off in June 1995 for a discounted amount of $1.75 million, or approximately 10% of the Property's outstanding debt balance of approximately $18 million, including principal and accrued interest. Funding for the payoff was provided by an affiliate of NYRES1. The NYRES1 Loan bears interest at the prime rate less one and one-quarter percent and matures upon the earlier of December 31, 2025 or the termination of the Partnership. Accrued interest and principal are payable on a current basis to the extent there is net cash flow available from the Property. The loan is an unsecured obligation of the Partnership. In connection with the loan, Mendik Realty agreed to continue to defer its management fees and leasing commissions with respect to the Property.

Operating Cash Reserves and Other Assets
The Partnership's consolidated cash reserves decreased by $1,438,006 to $3,289,714 at March 31, 1997 from $4,727,720 at December 31, 1996. The decrease is primarily attributable to payments for tenant improvements at the Park Avenue Property and also the payment of real estate taxes in January 1997.

Rent and other receivables totalled $618,808 at March 31, 1997, compared to $1,192,114 at December 31, 1996. The $573,306 decrease is primarily due to the timing of rental payments made by certain tenants at the Partnership's properties.

Other assets increased from $7,994,965 at December 31, 1996 to $9,283,135 at March 31, 1997. The $1,288,170 increase is primarily attributable to the prepayment of real estate taxes through June 30, 1997.

Short- and Long-term Liabilities
Accounts payable and accrued expenses decreased by $216,192 to $1,643,769 at March 31, 1997, compared to $1,859,961 at December 31, 1996. The decrease is primarily attributable to the payment of leasing commissions in the first quarter of 1997 that had been accrued for during 1996.

Due to affiliates decreased from $2,907,737 at December 31, 1996 to $1,531,172 at March 31, 1997. The $1,376,565 decrease is primarily due to the payment of deferred leasing commissions attributable to leasing activity at the Park Avenue Property, and a decrease in the prepayment of cleaning and related service charges.

Results of Operations
For the three months ended March 31, 1997, the Partnership generated a net loss after depreciation and amortization of $156,258, compared to a net loss of $1,035,679 for the corresponding period in 1996. The $879,421 decrease is primarily attributable to an increase in rental income and a decrease in depreciation and amortization expense.

Rental income for the three months ended March 31, 1997 totalled $8,607,411, compared to $8,070,917 for the corresponding period in 1996. The $536,494 increase is primarily attributable to leasing activity at the 34th Street Property during the fourth quarter of 1996 and, to a lesser extent, increases in occupancy at the Saxon Woods Corporate Center and the 34th Street Property subsequent to the first quarter of 1996.

Property operating expenses totalled $5,045,432 for the three months ended March 31, 1997, compared to $4,790,883 for the corresponding period in 1996. The $254,549 increase is primarily attributable to the timing of accruals for cleaning costs, which were higher than in the first quarter of 1996 when there was a strike by union employees, and utility expenses.

Depreciation and amortization expense for the three months ended March 31, 1997 totalled $1,836,303, compared to $2,698,632 for the corresponding period in 1996. The $862,329 decrease is primarily due to the write-down in the carrying value of the properties as of December 31, 1996. Also, effective December 31, 1996, the Partnership ceased depreciation of the Saxon Woods Corporate Center as required by Statement of Financial Accounting Standards No. 121.

General and administrative expenses totalled $120,607 for the three months ended March 31, 1997, a $40,437 increase from $80,170 for the corresponding period in 1996. During the 1997 period, certain expenses incurred by the NYRES1 general partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the NYRES1 general partner in prior periods, were reimbursed to the NYRES1 general partner and its affiliates.



Part II         Other Information

Items 1-5       Not applicable.

Item 6		Exhibits and reports on Form 8-K.

		(a)  Exhibits -

			27	Financial Data Schedule

                        99 (a) Term Loan Agreement between Two Park Company, the Union Bank of Switzerland and the Lenders (as defined in such agreement) dated as of April 15, 1997

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				MENDIK REAL ESTATE LIMITED PARTNERSHIP

			BY:	NY REAL ESTATE SERVICES 1 INC.
				General Partner


Date: May 15, 1997              BY:  /s/ Kenneth L. Zakin
				Name:    Kenneth L. Zakin
                                Title:   Director, President and
                                         Chief Financial Officer