Form 10-Q
period 1997-06-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1997-08-19
CIK 783996

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
     X    Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

                              or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                 Commission File Number: 0-15463


             MENDIK REAL ESTATE LIMITED PARTNERSHIP
      Exact Name of Registrant as Specified in its Charter


           New York                               11-2774249
State or Other Jurisdiction
of Incorporation or Organization        I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                10285
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

                       Yes    X    No ____



Consolidated Balance Sheets                         At June 30,  At December 31,
                                                          1997             1996
Assets
Real estate investments:
 Land                                               $  17,389,411  $ 17,528,163
 Building and improvements                             85,841,855    85,279,508
                                                      103,231,266   102,807,671
Less accumulated depreciation                           2,606,327          --
                                                      100,624,939   102,807,671
Property held for disposition                          16,247,665    16,200,000
Cash and cash equivalents                               4,593,509     4,727,720
Restricted cash                                         3,673,065       960,489
U.S. Treasuries and Agencies                                 --       2,121,910
Rent and other receivables, net of allowance
 for doubtful accounts of $118,611 in 1997 and 1996     1,520,313     1,192,114
Deferred rent receivable                               11,109,005    10,453,202
Other assets, net of accumulated amortization
 of $5,066,159 in 1997 and $6,577,521 in 1996           7,922,546     7,994,965
  Total Assets                                       $145,691,042  $146,458,071
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses               $  1,567,397  $  1,859,961
 Deferred income                                        6,353,965     6,550,650
 Due to affiliates                                      2,045,951     2,907,737
 Security deposits payable                                974,266       960,489
 Accrued interest payable                                 655,085       799,315
 Mortgages payable                                     71,500,000    71,500,000
 Notes payable to affiliates                            2,230,000     2,230,000
  Total Liabilities                                    85,326,664    86,808,152
Minority interest                                      20,477,545    20,075,882

Partners' Capital (Deficit):
 General Partners                                        (467,789)     (470,917)
 Limited Partners (395,169 units outstanding)          40,354,622    40,044,954
  Total Partners' Capital                              39,886,833    39,574,037
  Total Liabilities and Partners' Capital            $145,691,042  $146,458,071





Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                                           Special
                                    Limited     General    Limited
                                   Partners    Partners    Partner        Total
Balance at December 31, 1996    $40,044,954   $(470,917)   $  --    $39,574,037
Net income                          309,668       3,128       --        312,796
Balance at June 30, 1997        $40,354,622   $(467,789)   $  --    $39,886,833




Consolidated Statements of Operations
                                         Three months            Six months
                                         ended June 30,         ended June 30,
                                       1997        1996        1997        1996
Income
Rent                             $9,538,712  $8,975,337 $18,146,123 $16,976,970
Interest                             69,373      89,281      82,281     117,180
  Total Income                    9,608,085   9,064,618  18,228,404  17,094,150
Expenses
Property operating                4,977,212   5,238,183  10,022,644   9,959,782
Depreciation and amortization     2,156,062   2,640,783   3,992,365   5,339,415
Interest                          1,486,759   1,746,844   3,231,751   3,571,982
General and administrative          146,578     183,456     267,185     263,626
  Total Expenses                  8,766,611   9,809,266  17,513,945  19,134,805
Income (loss) before
 minority interest                  841,474    (744,648)    714,459  (2,040,655)
Minority interest in
 consolidated venture              (372,420)    275,474    (401,663)    535,802
  Net Income (Loss)              $  469,054  $ (469,174) $  312,796 $(1,504,853)
Net Income (Loss) Allocated:
To the General Partners          $    4,691  $  (4,692)  $    3,128 $   (15,049)
To the Special Limited Partner         --         --           --          --
To the Limited Partners             464,363   (464,482)     309,668  (1,489,804)
                                 $  469,054  $(469,174)  $  312,796 $(1,504,853)
Per limited partnership unit
(395,169) outstanding:                $1.18     $(1.18)        $.78      $(3.77)



Consolidated Statements of Cash Flows
For the six months ended June 30,                           1997           1996
Cash Flows From Operating Activities
Net income (loss)                                    $   312,796    $(1,504,853)
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
 Depreciation                                          3,044,792      4,537,000
 Amortization                                            947,573        802,415
 Minority interest in consolidated venture               401,663       (535,802)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Restricted cash                                     (2,712,576)       160,649
  Rent and other receivables                            (328,199)       383,041
  Deferred rent receivable                              (655,803)    (1,065,256)
  Other assets                                          (309,545)    (2,997,489)
  Accounts payable and accrued expenses                  520,281       (457,990)
  Deferred income                                       (196,685)      (510,235)
  Due to affiliates                                     (861,786)      (637,848)
  Security deposits payable                               13,777       (160,649)
  Accrued interest payable                              (144,230)        48,507
Net cash provided by (used for) operating activities      32,058     (1,938,510)
Cash Flows From Investing Activities
Additions to real estate assets                         (909,725)    (2,988,830)
Accounts payable - real estate assets                   (812,845)     1,044,623
U.S. Treasuries and Agencies                           2,121,910        422,696
Net cash provided by (used for) investing activities     399,340     (1,521,511)
Cash Flows From Financing Activities
Proceeds from mortgage and notes payable                    --          178,761
Mortgage refinancing costs                              (565,609)          --
Net cash provided by (used for) financing activities    (565,609)       178,761
Net increase (decrease) in cash and cash equivalents    (134,211)    (3,281,260)
Cash and cash equivalents, beginning of period         4,727,720      4,673,561
Cash and cash equivalents, end of period              $4,593,509     $1,392,301
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $3,375,981     $3,523,475



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, statements of cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification Certain 1996 amounts have been reclassified to conform with the financial statement presentation used in 1997.

The following significant events occurred subsequent to fiscal year 1996, and no material contingency exists which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The Park Avenue Property was subject to nonrecourse financing totaling $65 million in principal which was scheduled to mature in December 1998, however, the lender had the right to accelerate the maturity upon six-months notice. In order to address the risk of such acceleration, Two Park Company, the partnership that owns the Two Park Avenue Property, refinanced the existing loan, which refinancing closed in April 1997. Under the new mortgage, which matures in April 2000, interest is payable at a floating rate (LIBOR plus 150 basis points). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event Two Park Company repays the full amount due under the mortgage prior to maturity. Pursuant to this new mortgage loan, Two Park Company pledged approximately $2 million plus additional future cash flows to the new lender as a reserve to fund the cost of releasing certain space at the property.

During the 1997 period, certain expenses incurred by NY Real Estate Services 1 Inc. ("NYRES1") and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of NYRES1 in prior periods, were reimbursable to NYRES1 and its affiliates.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended June 30, 1997, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources:
(i) cash flow generated by the property located at Two Park Avenue (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Realty, an affiliate of Mendik RELP Corporation, (iv) the deferral of interest payments on the NYRES1 Loan. Because certain of the properties may be sold, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

With the improvement in the real estate markets in which the properties are located, as well as the high occupancy rates of each of the properties, the Partnership believes that it is an opportune time to sell its interest in each of the properties. Accordingly, the Partnership is developing a plan to dispose of its assets over the near term.

Park Avenue Property - As of June 30, 1997, the Park Avenue Property was approximately 98% leased. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by Two Park Company, the partnership that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for recent leases, Two Park Company utilized or committed to utilize substantially all of the property's cash reserves. In addition, at June 30, 1997, Two Park Company had a reserve for real estate taxes and had pledged approximately $2 million plus additional future cash flows to the new lender as a reserve to fund the cost of certain new leasing activity pursuant to the new Park Avenue mortgage loan which is described below.

The Park Avenue Property was subject to nonrecourse financing totaling $65 million in principal which was scheduled to mature in December 1998, however, the lender had the right to accelerate the maturity upon six-months notice. In order to address the risk of such acceleration, Two Park Company refinanced the existing loan, which refinancing closed in April 1997. Under the new mortgage, which matures in April 2000, interest is payable at a floating rate
(LIBOR plus 150 basis points), which should reduce debt service costs (assuming short-term LIBOR rates remain stable).
Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event Two Park Company repays the full amount due under the mortgage prior to maturity, which should provide the Partnership with flexibility in connection with its plan to sell its 60% interest in Two Park Company within the next 12 months.

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

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 99% as of June 30, 1997. The Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant agreed not to exercise its cancellation option and also extended its lease at the property for approximately 24,000 square feet. Commodity Quotations also expanded the amount of its leased space by approximately 3,300 square feet for a five-year term through August 30, 2002, coterminous with the lease for 24,000 square feet.

During the third quarter of 1996, the Partnership finalized an agreement with the lender of the $6.5 million non-recourse credit financing secured by a first leasehold mortgage in the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit") for a one-year extension of the mortgage indebtedness, which was previously scheduled to mature in September 1997. A three-month extension was subsequently obtained until December 1997 in order to complete the sale of the property, as discussed below.

In light of the property's increased occupancy level and its reduced exposure to near-term lease expirations, the Partnership believes that the property is now positioned for a potential sale and has engaged the services of a major New York metropolitan real estate broker to market the property. As discussed below, in order to enhance the Partnership's flexibility in selling the property, the Partnership has obtained a three month extension of the maturity of the Saxon Woods Line of Credit until December 1997. However, there can be no assurances that such sales efforts will be successful.
As a result of the Partnership's intention to sell the property during 1997, the property has been reclassified on the Partnership's balance sheet as property held for disposition as of December 31, 1996.

34th Street Property - As of June 30, 1997, the 34th Street Property was 96% leased. The largest tenant in the property is the City of New York Human Resources Administration (the "City") occupying approximately 48% of the total leaseable area under a lease which was originally scheduled to expire in February 2001.

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

Operating Cash Reserves and Other Assets
The Partnership's cash and cash equivalents were $4,593,509 at June 30, 1997, largely unchanged from $4,727,720 at December 31, 1996.

Rent and other receivables totaled $1,520,313 at June 30, 1997, compared to $1,192,114 at December 31, 1996. The increase is primarily due to the timing of rental payments made by certain tenants at the Partnership's properties.

Restricted cash was $3,673,065 at June 30, 1997, compared to $960,489 at December 31, 1996. The increase is mainly due to the pledge of approximately $2 million to the new lender associated with the new Park Avenue mortgage loan as described above. At June 30, 1997,
U.S. Treasuries and Agencies were zero compared to $2,121,910 at December 31, 1996. The majority of U.S. Treasuries and Agencies funds were used to fund the $2 million reserve for the cost of new leasing at the Park Avenue Property.

Short- and Long-term Liabilities
Accounts payable and accrued expenses were $1,567,397 at June 30, 1997, compared to $1,859,961 at December 31, 1996. The decrease is primarily attributable to the payment of leasing commissions and administrative costs in the first quarter of 1997 that had been accrued during 1996.

Due to affiliates decreased from $2,907,737 at December 31, 1996 to $2,045,951 at June 30, 1997. The decrease is primarily due to the payment of deferred leasing commissions attributable to leasing activity at the Park Avenue Property, and an increase in the prepayment of cleaning and related service charges.

Accrued interest payable was $655,085 at June 30, 1997 compared to $799,315 at December 31, 1996. The decrease is primarily the result of the refinancing of the Park Avenue Property's mortgage note in April 1997.

Results of Operations
For the six months ended June 30, 1997, net cash provided by operating activities was $32,058, compared to net cash used for operating activities totaling $1,938,510 for the corresponding period in 1996. The Partnership generated operating cash in the 1997 period primarily due to the change from net loss to net income as a result of higher rental income for the six months ended June 30, 1997.
The Partnership generated net income after depreciation and amortization of $469,054 and $312,796 for the three and six months ended June 30, 1997, respectively, compared to net losses of $469,174 and $1,504,853 for the corresponding periods in 1996. The change from net loss to net income for both periods is primarily attributable to an increase in rental income and a decrease in depreciation and amortization expense.

Rental income for the three and six months ended June 30, 1997 totaled $9,538,712 and $18,146,123, respectively, compared to $8,975,337 and $16,976,970 for the corresponding periods in 1996. The increase for both periods is due primarily to leasing activity at the Park Avenue and Saxon Woods properties during the fourth quarter of 1996 and first quarter of 1997.

Property operating expenses totaled $4,977,212 and $10,022,644 for the three and six months ended June 30, 1997, respectively, compared to $5,238,183 and $9,959,782 for the corresponding periods in 1996.
The decrease in the three-month period is primarily attributable to the timing of accruals for cleaning costs in the first three and six months of 1996 when there was a strike by union employees.

Interest expense for the three and six months ended June 30, 1997 totaled $1,486,759 and $3,231,751, respectively, compared to $1,746,844 and $3,571,982 for the corresponding periods in 1996. The decrease for both periods is primarily due to the refinancing of the Two Park mortgage note in April 1997, which resulted in a lower interest rate charged on the mortgage balance.

Depreciation and amortization expense for the three and six months ended June 30, 1997 totaled $2,156,062, and $3,992,365, compared to $2,640,783 and $5,339,415 for the corresponding periods in 1996. The decrease is primarily due to the write-down in the carrying value of the properties as of December 31, 1996. Effective December 31, 1996, the Partnership ceased recording depreciation of the Saxon Woods Corporate Center as a result of the classification of the property as real estate held for sale in accordance with Statement of Financial Accounting Standards No. 121.

General and administrative expenses were $146,578 and $267,185 for the three and six months ended June 30, 1997, compared to $183,456 and $263,626 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by the NYRES1 general partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the NYRES1 general partner in prior periods, were reimbursable to the NYRES1 general partner and its affiliates.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



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



                         MENDIK REAL ESTATE LIMITED PARTNERSHIP

                         BY:  NY REAL ESTATE SERVICES 1 INC.
                              General Partner



Date: August 18, 1997    BY: /s/Mark Marcucci
                         Name:  Mark Marcucci
                         Title: President and Director


Date: August 18, 1997    BY: /s/Lawrence Ostow
                         Name:  Lawrence Ostow
                         Title: Vice President and Chief Financial Officer