Form 10-Q
period 1997-09-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1997-11-14
CIK 783996

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X          Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

               Transition Report Pursuant to Section 13
               or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-15463


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
              Exact Name of Registrant as Specified in its Charter


         New York                                  11-2774249
State or Other Jurisdiction of           I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,                 10285
New York, NY  Attn: Andre Anderson                   Zip Code
Address of Principal Executive Offices


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

                       Yes    X    No ____







Consolidated Balance Sheets                   At September 30,   At December 31,
                                                         1997              1996
Assets
Real estate investments:
  Land                                           $          _      $ 17,528,163
  Building and improvements                                 _        85,279,508
                                                 ------------      ------------
                                                            _       102,807,671
Less accumulated depreciation                               _                 _
                                                 ------------      ------------
                                                            _       102,807,671
Properties held for disposition                   115,630,687        16,200,000
Cash and cash equivalents                           3,270,190         4,727,720
Restricted cash                                     5,509,304           960,489
U.S. Treasuries and Agencies                                _         2,121,910
Rent and other receivables, net of allowance for
doubtful accounts of $118,611 in 1997 and 1996      1,352,795         1,192,114
Deferred rent receivable                           11,275,029        10,453,202
Other assets, net of accumulated amortization
  of $4,879,732 in 1997 and $6,577,521 in 1996      8,580,850         7,994,965
     Total Assets                                $145,618,855      $146,458,071

Liabilities and Partners' Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses            $  1,234,591      $  1,859,961
  Deferred income                                   6,090,981         6,550,650
  Due to affiliates                                 2,118,154         2,907,737
  Security deposits payable                         1,031,933           960,489
  Accrued interest payable                            682,431           799,315
  Mortgages payable                                71,500,000        71,500,000
  Notes payable to affiliates                       2,230,000         2,230,000
     Total Liabilities                             84,888,090        86,808,152

Minority interest                                  20,774,778        20,075,882
Partners' Capital (Deficit):
General Partners                                     (467,097)         (470,917)
Limited Partners (395,169 units outstanding)       40,423,084        40,044,954
     Total Partners' Capital                       39,955,987        39,574,037
     Total Liabilities and Partners' Capital     $145,618,855      $146,458,071





Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                                          Special
                                    Limited    General    Limited
                                   Partners    Partners   Partner         Total
Balance at December 31, 1996    $40,044,954   $(470,917)  $     _   $39,574,037
Net income                          378,130       3,820         _       381,950
Balance at September 30, 1997   $40,423,084   $(467,097)  $     _   $39,955,987






Consolidated Statements of Operations
                                    Three months ended       Nine months ended
                                       September 30,            September 30,
                                     1997        1996         1997         1996
Income
Rent                           $9,856,922  $9,726,397  $27,819,819  $26,703,367
Interest                           58,314      17,361      140,595      134,541
  Total Income                  9,915,236   9,743,758   27,960,414   26,837,908

Expenses
Property operating              5,834,010   5,212,057   15,856,654   15,171,839
Depreciation and amortization   1,906,374   2,791,631    5,898,739    8,131,046
Interest                        1,453,476   1,821,107    4,685,227    5,393,089
General and administrative        171,763      87,655      438,948      351,281
  Total Expenses                9,365,623   9,912,450   26,879,568   29,047,255
Income (loss) before minority
interest                          549,613    (168,692)   1,080,846   (2,209,347)
Minority interest share of
(income) loss of consolidated
venture                          (297,233)    (31,211)    (698,896)     504,591
  Net Income (Loss)            $  252,380   $(199,903)  $  381,950  $(1,704,756)

Net Income (Loss) Allocated:
To the General Partners        $    2,524   $  (1,999)  $    3,820     $(17,048)
To the Special Limited Partner          _           _            _            _
To the Limited Partners           249,856    (197,904)     378,130   (1,687,708)
  Net Income (Loss)              $252,380   $(199,903)    $381,950  $(1,704,756)
Per limited partnership unit
(395,169) outstanding:              $0.63      $(0.50)       $0.96       $(4.28)








Consolidated Statements of Cash Flows
For the nine months ended September 30,                     1997           1996
Cash Flows From Operating Activities
Net income (loss)                                     $  381,950    $(1,704,756)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
   Depreciation                                        4,614,851      7,033,371
   Amortization                                        1,283,888      1,097,675
   Minority interest share of income (loss)
   of consolidated venture                               698,896       (504,591)
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
        Restricted cash                               (4,548,815)       130,953
        Rent and other receivables                      (160,681)      (418,640)
        Deferred rent receivable                        (821,827)    (1,635,458)
        Other assets                                  (1,351,829)    (2,069,944)
        Accounts payable and accrued expenses            450,897       (458,549)
        Deferred income                                 (459,669)      (787,872)
        Due to affiliates                               (789,583)      (384,120)
        Security deposits payable                         71,444       (130,953)
        Accrued interest payable                        (116,884)        82,049
Net cash provided by (used for) operating activities    (747,362)       249,165

Cash Flows From Investing Activities
Additions to real estate assets                       (1,190,202)    (4,206,690)
Accounts payable - real estate assets                 (1,076,267)     1,363,075
U.S. Treasuries and agencies                           2,121,910        418,262
Net cash used for investing activities                  (144,559)    (2,425,353)

Cash Flows From Financing Activities
Proceeds from mortgage and notes payable                       _        178,761
Mortgage refinancing costs                              (565,609)             _
Net cash provided by (used for) financing activities    (565,609)       178,761

Net decrease in cash and cash equivalents             (1,457,530)    (1,997,427)
Cash and cash equivalents, beginning of period         4,727,720      4,673,561
Cash and cash equivalents, end of period              $3,270,190     $2,676,134
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $4,802,111     $5,311,040







Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, statements of cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Due to the Partnership's intention to market the Saxon Woods Corporate Center for sale, the property was reclassified as "property held for disposition", effective December 31, 1996, in accordance with Statement of Financial Accounting Standards No. 121. Subsequently, the Two Park Avenue and 330 West 34th Street properties were also reclassified as "properties held for disposition", effective September 30, 1997, following the decision to pursue negotiations for a potential sale of the properties.


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

During the nine months ended September 30, 1997, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Realty, an affiliate of Mendik RELP Corporation, (iv) the deferral of interest payments on the NYRES1 Loan. Because certain of the properties may be sold, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

With the improvement in the real estate markets in which the properties are located, as well as the high occupancy rates of each of the properties, the General Partners believe that it is an opportune time to sell its interest in each of the properties. Accordingly, the General Partners are currently negotiating a potential sale of the Partnership's three properties. While the General Partners believe the negotiations will result in an eventual sale, there can be no assurance that the properties will be sold, that certain prices will be achieved or that the properties will be sold in the near-term. If all three properties are sold, the Partnership will be liquidated and the sale proceeds will be distributed to Unitholders.

As a result of the Partnership's intention to sell the Saxon Woods Corporate Center, and the decision to pursue negotiations for a potential sale of Two Park Avenue and 330 West 34th Street, all three properties are classified on the Partnership's consolidated balance sheet as properties held for disposition, as of September 30, 1997.

Park Avenue Property - As of September 30, 1997, the Park Avenue Property was approximately 97% leased. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by Two Park Company, the partnership that owns the Park Avenue Property. In order to fund tenant improvements and leasing commissions for recent leases, Two Park Company utilized or committed to utilize substantially all of the property's cash reserves. In addition, at September 30, 1997, Two Park Company had a reserve for real estate taxes and had pledged approximately $2 million plus additional future cash flows to the new lender as a reserve to fund the cost of certain new leasing activity pursuant to the new Park Avenue mortgage loan which is described below.

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

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 287,000 square feet (29% of the total leaseable area in the Property) under leases which expire on September 30, 2010, and Smith Barney, which leases 99,839 square feet (11% of the total leaseable area in the property) under a lease expiring May 30, 1998. During 1996, Smith Barney vacated its space, and, as a result, the Partnership has commenced efforts to re-lease such space and recently entered into a lease for 20,000 square feet with a subtenant of Smith Barney, which lease will take effect upon the expiration of the Smith Barney lease. Smith Barney continues to remain current on its rental payments to Two Park Company in accordance with the terms of the existing lease.

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 98% as of September 30, 1997. The Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant agreed not to exercise its cancellation option and also extended its lease at the property for approximately 24,000 square feet. Commodity Quotations also expanded the amount of its leased space by approximately 3,300 square feet for a five-year term through August 30, 2002, coterminous with the lease for 24,000 square feet.

During the third quarter of 1996, the Partnership finalized an agreement with the lender of the $6.5 million non-recourse credit financing secured by a first leasehold mortgage in the Partnership's leasehold interest in the Saxon Woods Corporate Center (the "Saxon Woods Line of Credit") for a one-year extension of the mortgage indebtedness, which was previously scheduled to mature in September 1997. A three-month extension was subsequently obtained until December 1997 in order to complete a potential sale of the property. In the fourth quarter of 1997, the General Partners commenced discussions with the lender in order to obtain an additional three-month extension, under the same terms, if the Partnership does not sell the property prior to the December 1997 maturity.

34th Street Property - As of September 30, 1997, the 34th Street Property was 97% leased. The largest tenant in the property is the City of New York Human Resources Administration (the "City") occupying approximately 48% of the total leaseable area under a lease which was originally scheduled to expire in February 2001.

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

During the first quarter of 1997, the Partnership also entered into a long-term lease with Information Builders Inc. for approximately 30,000 square feet, including 5,000 square feet of basement space, of the available leaseable space at the property. The tenant began paying rent under the new lease on October 1, 1997.

During the second quarter of 1997, the Partnership executed a long-term lease with B&H Foto and Electronics Corporation encompassing 5,550 square feet of basement space and 4,000 square feet of parking space. The tenant began paying rent on August 1, 1997.

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

Operating Cash Reserves and Other Assets
The Partnership's cash and cash equivalents were $3,270,190 at September 30, 1997, compared to $4,727,720 at December 31, 1996. The decrease is primarily attributable to the transfer of funds to restricted cash, as discussed below, and is partially offset by an increase in rental income.

Rent and other receivables totaled $1,352,795 at September 30, 1997, compared to $1,192,114 at December 31, 1996. The increase is primarily due to the timing of rental payments made by certain tenants at the Partnership's properties.

Restricted cash was $5,509,304 at September 30, 1997, compared to $960,489 at December 31, 1996. The increase is primarily attributable to the transfer of funds from U.S. Treasuries to a money market reserve account. Pursuant to the new Park Avenue mortgage loan, the Partnership pledged approximately $2 million plus additional future cash flows to the new lender as a reserve to fund the cost of certain new leasing activity.

At September 30, 1997, U.S. Treasuries and Agencies were zero compared to $2,121,910 at December 31, 1996. The majority of U.S. Treasuries and Agencies funds were used to fund the $2 million reserve for the cost of new leasing at the Park Avenue Property.

Short- and Long-term Liabilities
Accounts payable and accrued expenses were $1,234,591 at September 30, 1997, compared to $1,859,961 at December 31, 1996. The decrease is primarily attributable to the payment of leasing commissions and administrative costs in the first quarter of 1997 that had been accrued during 1996.

Due to affiliates decreased from $2,907,737 at December 31, 1996 to $2,118,154 at September 30, 1997. The decrease is primarily due to the payment of deferred leasing commissions attributable to leasing activity at the Park Avenue Property, and the prepayment of cleaning and related service charges.

Accrued interest payable was $682,431 at September 30, 1997 compared to $799,315 at December 31, 1996. The decrease is primarily the result of the refinancing of the Park Avenue Property's mortgage note in April 1997.

Results of Operations
For the nine months ended September 30, 1997, net cash used for operating activities was $747,362, compared to net cash provided by operating activities totaling $249,165 for the corresponding period in 1996. The decrease in net cash provided by operating activities is primarily due to the increase in restricted cash. The decrease was partially offset by the change from a net loss to net income in the 1997 period resulting from an increase in rental income for the nine months ended September 30, 1997. The Partnership generated net income of $252,380 and $381,950 for the three and nine months ended September 30, 1997, respectively, compared to net losses of $199,903 and $1,704,756 for the corresponding periods in 1996. The change from net loss to net income for both periods is primarily attributable to an increase in rental income and a decrease in depreciation and amortization expense.

Rental income for the three and nine months ended September 30, 1997 totaled $9,856,922 and $27,819,819, respectively, compared to $9,726,397 and
$26,703,367 for the corresponding periods in 1996. The increase for both periods is due primarily to leasing activity at the Park Avenue and Saxon Woods properties during the fourth quarter of 1996 and first quarter of 1997.

Property operating expenses totaled $5,834,010 and $15,856,654 for the three and nine months ended September 30, 1997, respectively, compared to $5,212,057 and $15,171,839 for the corresponding periods in 1996. The increases are primarily attributable to an increase in utilities expense and higher real estate taxes.

Interest expense for the three and nine months ended September 30, 1997 totaled $1,453,476 and $4,685,227, respectively, compared to $1,821,107 and $5,393,089 for the corresponding periods in 1996. The decrease for both periods is primarily due to the refinancing of the Two Park mortgage note in April 1997, which resulted in a lower interest rate charged on the mortgage balance.

Depreciation and amortization expense for the three and nine months ended September 30, 1997 totaled $1,906,374, and $5,898,739, compared to $2,791,631 and $8,131,046 for the corresponding periods in 1996. The decreases are primarily due to the write-down in the carrying value of the properties as of December 31, 1996. Additionally, the Partnership ceased recording depreciation of the Saxon Woods Corporate Center effective December 31, 1996 in accordance with the decision to market the property for sale, and the reclassification of the property as "property held for disposition." Subsequently, the Two Park Avenue and 330 West 34th Street properties were also reclassified as "properties held for disposition", effective September 30, 1997, following the decision to pursue negotiations for a potential sale of the properties.

General and administrative expenses were $171,763 and $438,948 for the three and nine months ended September 30, 1997, compared to $87,655 and $351,281 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by the NYRES1 general partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the NYRES1 general partner in prior periods, were reimbursable to the NYRES1 general partner and its affiliates.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.







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



                           MENDIK REAL ESTATE LIMITED PARTNERSHIP

                           BY:  NY REAL ESTATE SERVICES 1 INC.
                                General Partner



Date: November 14, 1997    BY:  /s/  Mark Marcucci
                                President and Director


Date: November 14, 1997    BY:  /s/  Moshe Braver
                                Chief Financial Officer