Form 10-K
period 1997-12-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1998-04-15
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       X  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
                                       or
            Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from  --------- to ---------

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






                                PART I

Item 1.  Business

General
Mendik Real Estate Limited Partnership (the "Partnership" or "Registrant") is a New York limited partnership formed in October 1985 pursuant to an agreement of limited partnership (as amended, the "Partnership Agreement") for the purpose of acquiring, maintaining and operating income-producing commercial office buildings in the Greater New York Metropolitan Area. NY Real Estate Services 1 Inc., a Delaware corporation ("NYRES1") (formerly known as Hutton Real Estate Services XV, Inc.), and Mendik RELP Corporation (formerly known as Mendik Corporation), a New York corporation, are the general partners (together, the "General Partners") of the Registrant. (See Item 10.)

Commencing May 7, 1986, the Partnership began offering up to a maximum of 1,000,000 units of limited partnership interest (the "Units") at $500 per Unit with a minimum required purchase of 10 Units or $5,000 (four Units for an Individual Retirement Account or Keogh Plan). The Partnership offered Class A Units to taxable investors and Class B Units to tax-exempt investors. The offering of Units was completed on September 18, 1987. The Partnership held closings on June 18, 1986, September 4, 1986, January 22, 1987, March 31, 1987, June 1, 1987 and September 18, 1987 at which time investors who purchased the Units ("Investor Limited Partners") were admitted to the Partnership. Investor Limited Partners are not required to make any further capital contributions to the Partnership. Upon completion of the offering on September 18, 1987 the Partnership had accepted subscriptions for 395,169 Units for gross aggregate cash proceeds to the Partnership of $197,584,500. Net proceeds to the Partnership after deducting selling commissions, organization expenses, and other expenses of the offering were approximately $172,766,598. These proceeds were used to: (i) repay the principal and interest of interim financing obtained by the Partnership to fund the acquisition of a property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property");
(ii) acquire the leasehold interests in a property located on Mamaroneck Avenue in Harrison, New York (the "Saxon Woods Corporate Center") and in a property located at 330 West 34th Street, New York, New York (the "34th Street Property") and; (iii) acquire an approximate 60% interest in Two Park Company, the joint venture which owns a property located at Two Park Avenue, New York, New York (the "Park Avenue Property") (collectively, the "Properties"). The remaining 40% interest in Two Park Company is currently owned by B&B Park Avenue L.P., of which, Mendik RELP is the general partner. On April 15, 1997, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, acquired substantially all of the interest in B&B Park Avenue L.P. Following this sale, FW/Mendik LLC conveyed its interest in B&B Park Avenue L.P. to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Management Company, Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997. In connection with this transaction, Mendik Management Company Inc. ("Mendik Management") assumed all property management and leasing responsibilities at the Properties, which were formerly performed by Mendik Realty Company, Inc. ("Mendik Realty"). On December 29, 1994, the Partnership transferred title to the Stamford Property to the mortgage holder in lieu of foreclosure. See Notes 2 and 5 to the Consolidated Financial Statements under Item 8 for a further discussion of the transfer of the Stamford Property.

The Saxon Woods Corporate Center, 34th Street Property and Park Avenue Property are each referred to as a "Property" and collectively referred to as the "Properties." See Item 2 of this Report and Note 5 to the Consolidated Financial Statements under Item 8 for a further description of the Properties. The Partnership does not intend to acquire any additional properties.

The Partnership's primary investment objectives with respect to the Properties (in no particular order of priority) are (i) capital appreciation, (ii) distributions of Net Cash From Operations (as defined in the Partnership Agreement), and (iii) preservation and protection of capital. The attainment of the Partnership's investment objectives had been adversely affected by the impact of the significant downturn in the commercial office real estate market in the Greater New York metropolitan area which occurred during the late 1980s and early 1990s.

Overview- Real Estate Market
The Midtown Manhattan commercial real estate market continued to improve during 1997, largely as a result of improving economic conditions. The improvement in the city's economy is evidenced by the fact that in 1997, more than 50,000 net private sector jobs were added in the New York metropolitan area, up from an average of 39,000 for each of the prior three years. Tenants generating strong demand for Midtown office space include those in advertising, printing and publishing, financial services, legal services and communications industries. Other factors have also been positive in New York City's revitalization, including a streamlining of local government, a reduction in various taxes, a sharp reduction in crime and the emergence of various public/private ventures (e.g. Business Improvement Districts), which provide additional services in certain areas, including the general vicinity around Penn Station, where the Partnership's 330 West 34th Street property is located. As a result of the increase in demand for office space, the Class A Midtown Manhattan commercial office market has experienced positive absorption of previously vacant office space for five consecutive years, which has led to a significant reduction in vacancy rates. This decline in vacancy rates has been reinforced by the relative lack of new additions of office space since 1992, with no significant supply expected to be added until 1999. According to Cushman and Wakefield, Inc. ("Cushman"), a national real estate firm, the Class A vacancy rate in Midtown Manhattan was 8.2% in the fourth quarter of 1997, a decrease from 10.0% in the fourth quarter of 1996.

Property Sales
With the improvement in the real estate markets in which the Properties are located, as well as the high occupancy rates of each of the Properties, the General Partners believe that it is an opportune time to sell its interest in each of the Properties. Accordingly, the General Partners are currently negotiating a potential sale of the Properties (see Item 3). While the General Partners believe the negotiations will result in an eventual sale, there can be no assurance that the Properties will be sold, that certain prices will be achieved or that the Properties will be sold in the near term. If all the Properties are sold, the Partnership will be liquidated and the sale proceeds will be distributed according to the terms of the Partnership Agreement.

As a result of the Partnership's decision to pursue negotiations for a potential sale of all the Properties, they are classified on the Partnership's consolidated balance sheet as "Properties held for disposition, " at December 31, 1997.

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

Employees
The Partnership has no employees. For a discussion of transactions with affiliates, see Item 13 and Note 8 to the Consolidated Financial Statements under Item 8.

Item 2.  Properties

Park Avenue Property

Valuation. Two Park Company, the joint venture in which the Partnership owns an approximate 60% general partnership interest, acquired the Park Avenue Property for $151,500,000. The Property's appraised fair market value as of September 1, 1987 was $165,000,000. The appraised value of the Property as of December 31, 1997 was $123,000,000, compared to an appraised value of $110,000,000 as of December 31, 1996. The Partnership's original investment in its interest in Two Park Company at acquisition was $95,965,732, including $35,820,000 which represented the Partnership's share of first mortgage debt to which the Property was subject when the Partnership acquired its interest and excluding $1,722,532 of acquisition expenses. The appraised value of the Partnership's interest in the Property as of December 31, 1997, before the Partnership's share of first mortgage debt, was $73,431,000, compared to appraised values of $65,670,000 as of December 31, 1996 and $98,505,000 as of September 1, 1987.

Due to the Partnership's efforts to market the Park Avenue Property for sale, the property was reclassified as "Property held for disposition," effective September 30, 1997, in accordance with the provisions of Statement of Financial Accounting Standards No. 121.

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

Renovations. During the period from 1987 through 1997, the Two Park Company expended approximately $51.2 million on capitalized renovations, including tenant improvement construction, which were funded from cash flow, Property and Partnership reserves, and borrowings.

Financing. For information regarding the recently refinanced mortgage secured by the Park Avenue Property which aggregates $65 million, reference is made to
Item 7 and Note 6 to the Consolidated Financial Statements under Item 8.

Leasing. The Property's occupancy as of December 31, 1997 and 1996, was 97% and 98%, respectively. During 1998, the Partnership will continue to market the Property's available space to commercial office tenants. Based upon data provided by Cushman, the overall vacancy rate for Class A office space in the Murray Hill section of Midtown Manhattan, where the Park Avenue Property is located, totaled 15.6% for fourth quarter 1997 compared to 16.5% for fourth quarter 1996.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 292,000 square feet (approximately 31% of the total leaseable area in the Property) under leases expiring on September 30, 2010, and Smith Barney, Inc. Smith Barney, Inc. leases approximately 100,000 square feet (approximately 11% of the total leaseable area in the Property) under a lease expiring on May 30, 1998. Smith Barney has vacated its space, and as a result, the Partnership has entered into another lease agreement with a subtenant of Smith Barney for 20,000 square feet. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of its existing lease. In addition, the Partnership recently executed a lease agreement with United Way, effective June 1, 1998. United Way will occupy the bulk of the space (60,572 square feet) that was previously occupied by Smith Barney, Inc. at rental rates higher than the Smith Barney lease.

34th Street Property

Valuation. The Partnership's investment in the leasehold interest in the 34th Street Property at acquisition was $34,883,132, excluding acquisition expenses of $728,268. The Property's appraised value as of November 1, 1986 was $39,000,000. The appraised value of the leasehold interest as of December 31, 1997, based on two separate appraisal techniques which differ in their treatment of the ground lease valuation, ranged from approximately $7,600,000 to $11,000,000 compared to an appraised value of $4,000,000 at December 31, 1996.

Due to the Partnership's efforts to market the 34th Street Property for sale, the Property was reclassified as "Property held for disposition," effective September 30, 1997, in accordance with the provisions of Statement of Financial Accounting Standards No. 121.

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

Ground Lease. Per the terms of the ground lease agreement, the annual ground lease payment to the unaffiliated ground lessor for the parcel of land underlying the 34th Street Property increased to $2.25 million effective
January 1, 1992 through December 31, 1999.   The Partnership has the option to
renew the ground lease for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the greater of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The Partnership was required to give notice to renew the ground lease for an additional term of 21 years not later than two years (December 31, 1997) prior to the expiration of the current term of the ground lease which is scheduled to expire on December 31, 1999. In the fourth quarter of 1997, the Partnership gave notice to the ground lessor of its intention to renew the lease and was subsequently granted an extension on the ground lease, under the same terms, until December 31, 2020.

Renovations. During the period from 1987 through 1997, the Partnership expended approximately $11.6 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

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

In order to further supplement the Property's cash flow, beginning in January 1992, Mendik Realty, an affiliate of Mendik RELP Corporation and former property manager, agreed to defer its management fees that would otherwise have been payable with respect to the 34th Street Property, although it had no obligation to do so. Effective April 15, 1997, property management responsibilities were assumed by Mendik Management (see Item 1). The Partnership's outstanding obligation to pay the management fees to Mendik Management will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory repayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold. In addition, Mendik Management agreed to defer its leasing commission with respect to the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. For additional information regarding the deferral of leasing commissions, reference is made to Note 8 to the Consolidated Financial Statements under Item 8.

Leasing. During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the property for approximately 300,000 square feet for a term of approximately ten years from the previous scheduled expiration date of February 28, 2001. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary (March 21, 2002) of the signing of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. The terms of the amended lease call for the City to make annual base rental payments of approximately $5.4 million for the first five years of the amended lease, approximately $5.9 million for years six through ten of the amended lease, and approximately $6.5 million for years eleven through fifteen of the amended lease. In addition, the City is required to pay its proportionate share of increases in real estate taxes and operating expenses over a predetermined base year amount. Substantially all of the property's cash flow will be used over the next several years to fund the costs associated with the City's lease amendment, including the third party brokerage commission, as well as costs associated with leases that were previously entered into.

During the first quarter of 1997, the Partnership also entered into a long-term lease with Information Builders Inc. for approximately 30,000 square feet, including 5,000 square feet of basement space. The tenant began paying rent under the new lease on October 1, 1997.

During the second quarter of 1997, the Partnership entered into a long term lease with B&H Foto and Electronics Corporation encompassing 5,550 square feet of basement space and 4,000 square feet of parking space. The tenant began paying rent on August 1, 1997.

The Property's occupancy rates as of December 31, 1997, 1996 and 1995, were 100%, 92% and 90%, respectively. Based upon data provided by an unaffiliated real estate services firm, the vacancy rate for secondary office space in the Penn Station section of Midtown Manhattan, where the 34th Street Property is located, totalled 18.5% at December 31, 1997, compared to 25.2% at December 31, 1996.

Saxon Woods Corporate Center

Valuation. The Partnership's investment in the leasehold interest in the Saxon Woods Corporate Center at acquisition was $20,664,379, excluding acquisition expenses of $536,454. The Property's appraised value as of January 21, 1986 was $22,000,000. The appraised value of the leasehold interest as of December 31, 1997, was $20,500,000, compared to $16,700,000 at December 31, 1996.

Due to the Partnership's plan to market the Saxon Woods Corporate Center for sale, the Property was reclassified as "Property held for disposition", effective December 31, 1996, in accordance with the provisions of Statement of Financial Accounting Standards No. 121.

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

Renovations. During the period from 1986 through 1997, the Partnership expended approximately $12.3 million on capitalized renovations, including tenant improvement construction, funded from cash flow, Partnership reserves, and borrowings.

Financing. During the third quarter of 1996, the Partnership finalized an agreement with the lender of the $6.5 million non- recourse credit financing secured by a first leasehold mortgage on the Property to extend the maturity date of the Partnership's mortgage indebtedness to September 1997. Subsequently, three three-month extensions were obtained to facilitate a sale of the Property, with a maturity date of June 26, 1998. For additional information regarding the Saxon Woods Line of Credit, reference is made to Note 6 of the Consolidated Financial Statements under Item 8.

Leasing. The Property's occupancy rates as of December 31, 1997, 1996 and 1995 were 99%, 97% and 81%, respectively. The vacancy rate in Westchester County, where the Saxon Woods Corporate Center is located, was 14.6% as of December 31, 1997, as compared to a vacancy rate of 16.9% at December 31, 1996. The Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant will extend its lease for approximately 24,000 square feet for approximately five years. Commodity Quotations will also expand the amount of its leased space by approximately 3,300 square feet. In connection with the amendment to the tenant's existing lease, the tenant will no longer have the option of terminating the lease prior to its expiration.

Item 3.  Legal Proceedings

On February 6, 1996, a purported class action, Sword v. Lehman Brothers Holdings, Inc., was commenced on behalf of, among others, all Investor Limited Partners in the Circuit Court for Baltimore, Maryland against the Partnership, Lehman Brothers Holdings, Inc., E.F. Hutton & Company, Inc. and others (the "Defendants"). The complaint alleged that the Investor Limited Partners were induced to purchase Units based upon misrepresentations and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint alleged, inter alia, claims of fraud, negligent misrepresentation and breach of fiduciary duty (the "Action"). On or about March 21, 1996, the Defendants removed the Action to United States District Court for the District of Maryland. On or about April 19, 1996, the plaintiffs filed a motion to have the Action remanded back to state court. As of that date, no discovery or other proceedings in the Action had commenced. After the parties had entered into successive stipulations extending the time for the Defendants to respond to plaintiffs motion to remand and/or respond to the complaint, the Court stayed and administratively closed the case by order dated June 6, 1997.

On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware and for New Castle County on behalf of all persons who purchased units in the Partnership, among other investments. The complaint names NYRES1, Lehman Brothers Inc. and others (the "Defendants"). This case consolidates previous actions against the Defendants. The Partnership was not named as a defendant. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty by the Defendants based on the foregoing.

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

Shortly after the filing of the complaint, another Investor Limited Partner represented by the same attorneys filed an essentially identical complaint in the same court. Among other things, both complaints claim that the purported class has and will continue to suffer unspecified damages, and seek a declaration that the suits are properly class actions, and seek accounting and certain injunctive relief including an injunction enjoining the transfer of the 40% interest and a judgment requiring either the liquidation of the Partnership and the appointment of a receiver or an auction of Two Park Avenue. The time for defendants to respond to the complaints and to certain discovery requests has not yet expired. In the interim, plaintiff's counsel have requested an agreement to consolidate the two actions and have stated that they may seek to amend the complaints in unspecified ways, as well as to file a motion seeking a preliminary injunction. The parties to the litigation are presently negotiating a potential settlement of the action that would result in the sale of the Park Avenue Property, the 34th Street Property and Saxon Woods Corporate Center, and in the liquidation and dissolution of the Partnership. There can be no assurance that such a settlement can be achieved. If there is no settlement and the actions proceed, the defendants intend to vigorously defend the actions.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.




                               PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 19,363 holders of Units. No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The transfer of Units is subject to significant restrictions, including the requirement that an Investor Limited Partner may transfer his Units only with the consent of the General Partners, which consent may be withheld in the sole and absolute discretion of the General Partners.

During the first quarter of 1989, distributions to the partners were suspended following a decision made by the Partnership to establish reserves in the amount of what would otherwise be Net Cash From Operations to help meet anticipated Partnership requirements. For the years ended December 31, 1997 and 1996, no distributions were paid to the partners.

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's Consolidated Financial Statements and notes thereto included under Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

                                At or for the Years Ended December 31,
                  1997          1996          1995        1994          1993

(Dollars in
 thousands,
 except for per
 Unit data)(1)

Total
income (2)    $ 36,434      $ 36,549      $ 33,549    $ 39,571(8)   $ 34,616

Income (loss)
before
extraordinary
item             5,113(6)    (47,092)(5)(6) (4,635)     (6,174)(8)(9)(11,407)(9)

Extraordinary
item                 _             _        16,248           _             _

Net income
(loss)(3)        5,113(6)    (47,092)(5)(6) 11,613(7)   (6,174)(8)(9)(11,407)(9)

Total
assets (2)     152,141       146,458       213,013     220,468       237,798

Total
mortgages
and notes
payable (2)     73,730        73,730        72,275      95,161       107,043

Net cash
provided by
operating
activities (2)   7,628         4,348        15,247       4,279         1,275

Net income
(loss) per
Unit (3)(4)      12.81(6)    (117.97)(5)(6)  24.43(7)   (15.47)(8)(9) (28.58)(9)

Cash
distributions
per Unit (4)         _             _             _           _             _

Net asset
value per
Unit (3)(4)(10) $146-$155(11)   $101           $99         $82           $99

Notes:

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

(6) Includes a write-down in 1996 of the carrying value of the Partnership's Properties in the amount of $59,491,089 at December 31, 1996. In 1997, includes a recovery of the valuation allowance on the Saxon Woods property of $2,920,968. See Item 7.

(7) Includes a $16,247,734 gain on retirement of debt resulting from the discounted payoff of the 34th Street Line of Credit in June 1995.

(8) Includes a $5,564,391 gain on transfer in lieu of foreclosure resulting from the transfer of the Stamford Property on December 29, 1994.

(9) Includes an unrealized loss on properties held for disposition of $4,010,962 and $4,240,608 at December 31, 1994 and 1993, respectively.

(10) The calculation of net asset value assumes a hypothetical sale of the Properties at their appraised values and the distribution of the net proceeds of such sales, together with the Partnership's working capital, to the partners. The net asset value represents an average per unit liquidation value and, consistent with prior practice, is computed by dividing the total value of the Partnership's net assets by the total number of units outstanding. Pursuant to the Partnership Agreement, distributions to individual unit holders upon liquidation will vary from distributions upon sale or refinancing of individual Properties when the Partnership is not liquidating. In a liquidation, distributions are made in proportion to positive capital account balances which vary between Class A and B units as a result of the annual allocation of depreciation solely to Class A units, in accordance with the Partnership Agreement. With respect to the individual Class A units, there is a further variance in capital accounts resulting from the six separate closings for the purchase of units. Separately computed, assuming a hypothetical liquidation as of December 31, 1997, the amount distributable to an average Class A unit would range from approximately $102.00 to $108.00 per unit (range depending on the appraised value used for the 34th Street Property), with earlier issued units receiving less and later issued units receiving more, and the amount distributable to a Class B unit would range from approximately $212.00 to $224.00 per unit. The calculation of net asset value does not take into account numerous other factors which would determine the actual value received for individual units, such as
     the   timing of Property sales and distribution of related proceeds, as well as the actual values realized upon sales of the Properties. In addition, as a result of these factors and the lack of a public market for the resale of units, the price at which units may be resold is likely to be significantly different from the computed net asset value per unit.

(11) $146.00 per Unit assumes a $7.6 million appraisal value for the 34th
     Street Property, $155 per Unit assumes an   $11.0 million appraisal value
     for the 34th Street property.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year-ended December 31, 1997, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from the following: (i) cash flow generated by the property located at Two Park Avenue (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Management, an affiliate of Mendik RELP Corporation, and
(iv) the deferral of interest payments on the NYRES1 Loan. Because certain of the properties may be sold, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

With the improvement in the real estate markets in which the Properties are located, as well as the high occupancy rates of each of the Properties, the General Partners believe that it is an opportune time to sell its interest in the Properties. Accordingly, the General Partners are currently negotiating a potential sale of the Properties. While the General Partners believe the negotiations will result in an eventual sale, there can be no assurance that all the Properties will be sold, that certain prices will be achieved or that the Properties will be sold in the near-term. If all the Properties are sold, the Partnership will be liquidated and the sale proceeds will be distributed according to the terms of the Partnership Agreement.

As a result of the Partnership's decision to pursue negotiations for a potential sale of the Properties, they are classified on the Partnership's consolidated balance sheet as "Properties held for disposition, "at December 31, 1997.

Park Avenue Property - As of December 31, 1997, the Park Avenue Property was approximately 97% leased. The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by Two Park Company, the partnership that owns the Park Avenue Property. Pursuant to the new Park Avenue mortgage loan, as discussed below, as of December 31, 1997, the Partnership had placed approximately $6.0 million in a reserve account to fund the costs of future leasing commissions and tenant improvements.

The Park Avenue Property was subject to nonrecourse financing totaling $65 million in principal which was scheduled to mature in December 1998, however, the lender had the right to accelerate the maturity upon six-months notice. In order to address the risk of such acceleration, Two Park Company refinanced the existing loan, which refinancing closed in April 1997. Under the new mortgage, which matures on March 1, 2000, interest is payable at a floating rate (LIBOR plus 150 basis points), which should reduce debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event Two Park Company repays the full amount due under the mortgage prior to maturity. This should provide the Partnership with flexibility in connection with its plan to sell its 60% interest in Two Park Company.

The remaining 40% interest in the Park Avenue Property is owned by B & B Park Avenue L.P. ("B&B"), of which Mendik RELP Corporation was a general partner. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that owned substantially all of the interest in B&B to acquire their interest in B&B. The closing under the contract took place on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Management Company Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997. In connection with this transaction, Mendik Management assumed all property management and leasing responsibilities at the Properties, which were formerly performed by Mendik Realty.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 292,000 square feet (approximately 31% of the total leaseable area in the Property) under leases expiring on September 30, 2010, and Smith Barney, Inc. Smith Barney, Inc. leases approximately 100,000 square feet (approximately 11% of the total leaseable area in the Property) under a lease expiring on May 30, 1998. Smith Barney has vacated its space, and as a result, the Partnership has entered into another lease agreement with a subtenant of Smith Barney for 20,000 square feet. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of its existing lease. In addition, the Partnership recently executed a lease agreement with United Way, effective June 1, 1998. United Way will occupy the bulk of the space (60,572 square feet) that was previously occupied by Smith Barney, Inc. at rental rates higher than the Smith Barney lease.

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 99% as of December 31, 1997. The Partnership signed a lease amendment during the first quarter of 1997 with Commodity Quotations, pursuant to which the tenant agreed not to exercise its cancellation option and also extended its lease at the property for approximately 24,000 square feet. Commodity Quotations also expanded the amount of its leased space by approximately 3,300 square feet for a five-year term through September 30, 2002, coterminous with the lease for 24,000 square feet.

During the third quarter of 1996, the Partnership obtained a one-year extension of the mortgage indebtedness to September 1997. Subsequently, three, three-month extensions were obtained to facilitate a sale of the Property, with a maturity date of June 26, 1998.

34th Street Property - As of December 31, 1997, the 34th Street Property was 100% leased. The largest tenant in the property is the City of New York Human Resources Administration (the "City") occupying approximately 47% of the total leaseable area under a lease which was originally scheduled to expire in February 2001.

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

During the second quarter of 1997, the Partnership executed a long- term lease with B&H Foto and Electronics Corporation encompassing 5,550 square feet of basement space and 4,000 square feet of parking space. The tenant began paying rent on August 1, 1997.

The 34th Street Property is no longer encumbered by a mortgage obligation. The previous mortgage was paid off in June 1995 for a discounted amount of $1.75 million, or approximately 10% of the property's outstanding debt balance of approximately $18 million, including principal and accrued interest. Funding for the payoff was provided by an affiliate of NYRES1. The NYRES1 Loan bears interest at the prime rate less one and one-quarter percent and matures upon the earlier of December 31, 2025 or the termination of the Partnership. Accrued interest and principal are payable on a current basis to the extent there is net cash flow available from the property. The loan is an unsecured obligation of the Partnership. In connection with the loan, Mendik Management agreed to continue to defer its management fees and leasing commissions with respect to the property.

Operating Cash Reserves and Other Assets
The Partnership's cash and cash equivalents were $4,786,697 at December 31, 1997, largely unchanged from $4,727,720 at December 31, 1996. Restricted cash was $7,041,844 at December 31, 1997, compared to $960,489 at December 31, 1996.
The increase is primarily attributable to the transfer of funds from U.S. Treasuries to a money market reserve account. Pursuant to the new Park Avenue mortgage loan, as of December 31, 1997, the Partnership had placed approximately 6.0 million in a reserve account to fund the cost of future leasing commissions and tenant improvements.

Rent and other receivables totaled $903,270 at December 31, 1997, compared to $1,192,114 at December 31, 1996. The decrease is primarily due to the timing of rental payments made by certain tenants at the Properties.

At December 31, 1997, U.S. Treasuries and Agencies were zero compared to $2,121,910 at December 31, 1996. The majority of U.S. Treasuries and Agencies funds were used to fund the $2 million reserve for the cost of future leasing at the Park Avenue Property.

Short- and Long-term Liabilities
Accounts payable and accrued expenses were $1,572,939 at December 31, 1997, compared to $1,859,961 at December 31, 1996. The decrease is primarily attributable to the payment of leasing commissions and administrative costs in the first quarter of 1997 that had been accrued in previous years.

Accrued interest payable was $727,944 at December 31, 1997 compared to $799,315 at December 31, 1996. The decrease is primarily the result of the refinancing of the Park Avenue Property's mortgage note in April 1997.

Results of Operations

1997 vs. 1996
For the year ended December 31, 1997, the Partnership generated net cash from operating activities of $7,627,599, compared to $4,347,586 for the year ended December 31, 1996. The higher balance in the 1997 period is primarily attributable to lower interest expense. The Partnership generated net income of $5,113,351 for the year ended December 31, 1997, compared to a net loss of $47,091,683 for the year ended December 31, 1996. In 1996 the Partnership recorded write-downs in the value of its real estate totalling $64,902,625. Rental income for the year ended December 31, 1997 totalled $36,189,134, compared to $36,301,921 for the year ended December 31, 1996.

Property operating expenses totalled $20,827,352 for the year ended December 31, 1997, compared to $20,118,066 for the year ended December 31, 1996. The increase is due to higher cleaning and utility expenses at Two Park Avenue and Saxon Woods properties.

Depreciation and amortization expense for the year ended December 31, 1997 totalled $5,246,432, compared to $11,257,102 for the year ended December 31, 1996. The $6,010,670 decrease is primarily due to the reclassification of the Saxon Woods Property as "Property held for disposition" effective December 31, 1996, and the reclassification of Two Park Avenue and 34th Street as "Properties held for disposition" effective September 30, 1997. The Partnership ceased depreciation of the respective properties on the dates they were reclassified to held for disposition in accordance with FAS 121.

Interest expense for the year ended December 31, 1997 totalled $6,162,361, compared to $7,225,953 for the year ended December 31, 1996. The $1,063,592 decrease was due primarily to the refinancing of the Park Avenue Property mortgage indebtedness in April 1997, which decreased the interest rate on the outstanding principal balances.

1996 vs. 1995
For the year ended December 31, 1996, the Partnership generated net cash from operating activities of $4,347,586, compared to $15,247,357 for the year ended December 31, 1995. The higher balance in the 1995 period was primarily attributable to the prepayment of rent by The Times Mirror Company Inc. in connection with the lease restructuring at the Park Avenue Property in November 1995. The Partnership generated a net loss of $47,091,683 for the year ended December 31, 1996, compared to net income of $11,613,040 for the year ended December 31, 1995. The net loss for the year ended December 31, 1996 includes the recognition of a write-down in connection with the reduction in the carrying value of the Properties in December 1996, net of B & B Park Avenue L.P.'s minority interest share in the write-down expense of the Park Avenue Property, in the amount of $39,545,219. The net loss for the year ended December 31, 1996 also includes the recognition of a provision for valuation allowance on property held for disposition (Saxon Woods) in the amount of $5,411,536 as of December 31, 1996. Net income for the year ended December 31, 1995 includes the recognition of a $16,247,734 extraordinary gain on the retirement of the 34th Street Line of Credit in June 1995. No such gain was recognized by the Partnership during 1996. Excluding these items, the Partnership generated a loss before writedown of real estate investments and a provision for valuation allowance on property held for disposition in the amount of $2,134,928 for the year ended December 31, 1996, compared to a loss before extraordinary item of $4,634,694 for the year ended December 31, 1995. The lower loss in 1996 was primarily attributable to an increase in rental income and a decrease in interest expense, partially offset by an increase in depreciation and amortization expense.

Rental income for the year ended December 31, 1996 totalled $36,301,921, compared to $33,334,516 for the year ended December 31, 1995. The increase was due primarily to significant leasing activity at the 34th Street Property during the fourth quarter of 1995, and to new and renewal/amended leases executed at the Park Avenue Property during 1995.

Property operating expenses totalled $20,118,066 for the year ended December 31, 1996, largely unchanged from $19,938,170 for the year ended December 31, 1995.

Depreciation and amortization expense for the year ended December 31, 1996 totalled $11,257,102, compared to $10,199,677 for the year ended December 31, 1995. The $1,057,425 increase was primarily due to increased amortization of leasing commissions related to The Times Mirror Company Inc.'s lease at the Park Avenue Property.

Interest expense for the year ended December 31, 1996 totalled $7,225,953, compared to $8,796,859 for the year ended December 31, 1995. The $1,570,906 decrease was due primarily to: (i) the $10 million paydown of the outstanding principal balance of the mortgages secured by the Park Avenue Property in the fourth quarter of 1995, and (ii) the June 1995 discounted payoff of the 34 Street Property mortgage.

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

The executive officers and sole director of Mendik RELP Corporation (none of whom has a family relationship with another) are:

            Name                   Age     Office
            Bernard H. Mendik      68      Chairman and Director
            David R. Greenbaum     46      President
            Christopher G. Bonk    43      Senior Vice President, Treasurer
                                           and Chief Financial Officer
            Michael M. Downey      56      Senior Vice President
            David L. Sims          51      Senior Vice President
            Kevin R. Wang          40      Senior Vice President

All officers and directors of Mendik RELP Corporation have been officers or directors of the corporation since its incorporation in November 1985. All officers of Mendik RELP Corporation hold the same position in Mendik Management. Prior to April 15, 1997 all officer of Mendik RELP Corporation held the same position in Mendik Realty, which transferred its property management and leasing responsibilities to Mendik Management on that date (see
Item 1).

Bernard H. Mendik has been an owner/manager and developer of office and commercial properties since 1957. Mr. Mendik was named Chairman of Mendik Management in 1990. Prior to his appointment as Chairman, Mr. Mendik had served as President of Mendik Management since 1978.

David R. Greenbaum was appointed President of Mendik Management in 1990. Prior to his appointment as President, Mr. Greenbaum had served as Executive Vice President of Mendik Management since 1982.

Christopher G. Bonk has been with Mendik Management since 1981, most recently as Senior Vice President, Treasurer and Chief Financial Officer.

Michael M. Downey has been with Mendik Management since 1978, most recently as Senior Vice President of Operations.

David L. Sims has been with Mendik Management since 1984, most recently as Senior Vice President of Leasing.

Kevin R. Wang has been with Mendik Management since 1985, most recently as Senior Vice President of Leasing.

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

The executive officers and sole director of NYRES1 (none of whom has a family relationship with another) are:

            Name                  Age       Office
            Mark Marcucci         35        President and Director
            Moshe Braver          44        Vice President, Chief Financial
                                            Officer, Director
            Lawrence M. Ostow     29        Vice President

Mark Marcucci, 35, is a Senior Vice President of Lehman Brothers Inc. in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporate lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. in Finance from Hofstra University and a Master of Science in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

Moshe Braver, 44, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Lawrence M. Ostow, 29, is a Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow earned an M.B.A. from the Stern School of Business in 1997 and a B.A. degree in Economics from the University of Michigan in 1990.

Item 11.  Executive Compensation

Neither of the General Partners nor any of their officers or directors received any compensation from the Partnership.

The General Partners are entitled to varying percentages of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See Note 4 "The Partnership Agreement" of the Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating, as of March 31, 1998, the name and the amount and nature of beneficial ownership of Units held by the General Partners and officers and directors thereof. Only those General Partners and officers and directors thereof which beneficially own any Units are listed. No General Partner or any officer or director thereof, or the officers and directors of the General Partners as a group, beneficially owns in excess of 1% of the total number of Units outstanding.

            Beneficial Ownership of Units
            Name of Beneficial                         Number of
            Owner                                    Units Owned
            Bernard H. Mendik                           1,276 (1)
            David R. Greenbaum                            525 (2)
            Kevin R. Wang                                  20 (3)
            Christopher G. Bonk                            49
            Michael M. Downey                              33
            David L. Sims                                  16

            The General Partners and all officers and
            directors thereof as a group (10 persons)   1,919 (1)(2)(3)

(1) Includes 1,027 Units owned by Mr. Mendik, 200 Units held in trust for Mr. Mendik's children and 49 Units owned by Mendik Management. Does not include 40 Units owned by Mr. Mendik's wife, as to which he disclaims beneficial ownership.

(2) Includes 325 Units owned by Mr. Greenbaum and 200 Units owned by Mr. Greenbaum's wife.

(3) Does not include four Units owned by Mr. Wang's wife, as to which he disclaims beneficial ownership.

Item 13.  Certain Business Relationships and Related Transactions

As a result of the suspension of cash distributions, neither NYRES1 nor Mendik RELP Corporation received net cash from operations with respect to the year ended December 31, 1997. For the 1997 fiscal year, $51,134 of the Partnership's net income was allocated to each of NYRES1 and Mendik RELP Corporation. For a description of the shares of Net Cash From Operations and Sale or Refinancing Proceeds (as defined in the Partnership Agreement) and the allocation of items of income and loss to which the General Partners, the special limited partner, and the Investor Limited Partners are respectively entitled, see Note 4 of Notes to the Consolidated Financial Statements.

Pursuant to Section 12 of the Partnership Agreement, Mendik Management has agreed to limit its payment of leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of that Property in such year less leasing commissions paid to other brokers in connection with that Property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1997, there was a liability of approximately $1,037,195 to Mendik Management as a result of leasing commissions earned in 1997 and prior periods from the 34th Street Property, Park Avenue Property and Saxon Woods Corporate Center. During 1997, Mendik Management deferred its leasing commissions earned in connection with the leasing of space at the 34th Street Property and will continue to defer these commissions during 1998.

B&B Park Avenue L.P. ("B&B"), a limited partnership of which Mendik RELP Corporation is a general partner, owns the remaining 40% interest in Two Park Company, the joint venture that owns the Park Avenue Property. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that owned substantially all of the interest in B&B to acquire their interest in B&B. The closing under the contract took place on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Management Company Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997.

Mendik Management receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. During 1997, Mendik Management earned management fees from the Partnership totalling $960,780, of which $211,198 has been deferred, and was reimbursed $498,232 for the cost of on-site building management salaries.

Mendik Management has deferred certain management fees and leasing commissions payable to it by the Partnership in connection with the 34th Street Property totalling $2,113,880 as of December 31, 1997. Such amount includes interest on the unpaid management fees. During 1998, Mendik Management has agreed to continue to defer management fees in connection with the 34th Street Property. See the information under the caption "34th Street Property" in Item 2 of this Report. See Note 8 of Notes to the Consolidated Financial Statements.

Building Maintenance Service LLC ("BMS"), an affiliate of Mendik RELP Corporation, performs cleaning and related services for the properties at cost (plus an allocable share of overhead expenses). As of January 1, 1993, Guard Management Service Corporation ("GMSC"), an affiliate of Mendik RELP Corporation, began providing security services at the Park Avenue Property and Saxon Woods Corporate Center, which services will be provided by GMSC at cost (plus an allocable share of overhead expenses). During 1997, GMSC and BMS received from the Partnership $5,049,788 for such services.

During 1997, certain expenses incurred by the NYRES1 general partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the NYRES1 general partner in prior periods, were reimbursable to the NYRES1 general partner and its affiliates.

See Note 8 of the Notes to the Consolidated Financial Statements for additional information concerning amounts paid or accrued to the General Partners and their affiliates during the years ended December 31, 1997, 1996 and 1995 and all balances unpaid at December 31, 1997.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) Financial Statements and Schedules                             Page

     Independent Auditors' Report                                      F-1

     Consolidated Balance Sheets at December 31, 1997 and 1996         F-2

     Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995                                F-3

     Consolidated Statements of Partners' Capital (Deficit) for
       the years ended December 31, 1997, 1996 and 1995                F-3

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                                F-4

     Notes to the Consolidated Financial Statements                    F-5

(a)(2) Financial Statement Schedule

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

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed in the fourth quarter of 1997.

(c)  Exhibits

Subject to Rule 12b-32 of the Securities Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report:

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

10 (a) Form of Property Management Agreement between the Partnership and Mendik Management Company Inc. (included as Exhibit 10(a) to Amendment No. 2 to the Registration Statement (Registration No. 33-01779) (the "Registration Statement") and incorporated herein by reference thereto).

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

   (s) Reimbursement Agreement dated as of January 1, 1991 among the Partnership, Mendik Management, Mendik RELP Corporation and SLH Lending Corp. related to the deferral of management fees and loans made to the Partnership with respect to the Stamford Property (included as Exhibit 10(s) to the Partnership's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto).

   (t) Agreement dated as of January 1, 1992 among the Partnership, Mendik Management, Mendik RELP Corporation and SLH Lending Corp. (included as Exhibit 10(a) to the Partnership's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference thereto).

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

   (aa) Copy of Ground Lease extension dated October 21, 1997 relating to the 34th Street property

    27  Financial Data Schedule.





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


                                MENDIK REAL ESTATE LIMITED PARTNERSHIP

                                     BY:  Mendik RELP Corporation
                                          General Partner




Date:  April 13, 1998                BY:     s/Bernard H. Mendik/
                                     Name:   Bernard H. Mendik
                                     Title:  Chairman and Director






                                     BY:  NY Real Estate Services 1 Inc.
                                          General Partner




Date:  April 13, 1998                BY:       s/Mark Marcucci/
                                     Name:     Mark Marcucci
                                     Title:    President and Director




Date:  April 13, 1998                BY:       s/Moshe Braver/
                                     Name:     Moshe Braver
                                     Title:    Vice President, Chief
                                               Financial Officer
                                               and Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                NY REAL ESTATE SERVICES 1 INC.
                                A General Partner




Date:  April 13, 1998                BY:       s/Mark Marcucci/
                                     Name:     Mark Marcucci
                                     Title:    President and Director



Date:  April 13, 1998                BY:       s/Moshe Braver/
                                     Name:     Moshe Braver
                                     Title:    Vice President, Chief
                                               Financial Officer
                                               and Director


Date:  April 13, 1998                BY:       s/Lawrence M. Ostow/
                                     Name:     Lawrence M. Ostow
                                     Title:    Vice President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                MENDIK RELP CORPORATION
                                A General Partner




Date:  April 13, 1998                BY:       s/Bernard H. Mendik/
                                     Name:     Bernard H. Mendik
                                     Title:    Chairman and Director




Date:  April 13, 1998                BY:       s/David R. Greenbaum/
                                     Name:     David R. Greenbaum
                                     Title:    President




Date:  April 13, 1998                BY:       s/Christopher G. Bonk/
                                     Name:     Christopher G. Bonk
                                     Title:    Senior Vice President,
                                               Treasurer and Chief
                                               Financial Officer










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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendik Real Estate Limited Partnership and consolidated venture as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  KPMG PEAT MARWICK LLP

  Boston, Massachusetts
  March 20, 1998









  Consolidated Balance Sheets                  At December 31,   At December 31,
                                                         1997              1996
  -----------------------------------------------------------------------------
  Assets
  Real estate investments:
  Land                                           $          _       $17,528,163
  Building and improvements                                 _        85,279,508
                                                 ------------------------------
                                                            _       102,807,671
  Properties held for disposition                 119,791,043        16,200,000
  Cash and cash equivalents                         4,786,697         4,727,720
  Restricted cash                                   7,041,844           960,489
  U.S. Treasuries and Agencies                              _         2,121,910
  Rent and other receivables
  net of allowance for doubtful accounts of
  $118,611 in 1997 and 1996                           903,270         1,192,114
  Deferred rent receivable                         11,191,096        10,453,202
  Other assets, net of accumulated amortization
  of $4,941,591 in 1997 and $6,577,521 in 1996      8,426,941         7,994,965
  -----------------------------------------------------------------------------
  Total Assets                                   $152,140,891      $146,458,071
  -----------------------------------------------------------------------------
  Liabilities and Partners' Capital
  Liabilities:
  Accounts payable and accrued expenses            $1,572,939        $1,859,961
  Deferred income                                   5,904,654         6,550,650
  Due to affiliates                                 2,956,140         2,907,737
  Security deposits payable                         1,116,249           960,489
  Accrued interest payable                            727,944           799,315
  Mortgages payable                                71,500,000        71,500,000
  Notes payable to affiliates                       2,230,000         2,230,000
                                                 ------------------------------
    Total Liabilities                              86,007,926        86,808,152
                                                 ------------------------------
  Minority interest                                21,445,577        20,075,882
                                                 ------------------------------
  Partners' Capital (Deficit):
  General Partners                                   (419,783)         (470,917)
  Limited Partners (395,169 units outstanding)     45,107,171        40,044,954
                                                 ------------------------------
    Total Partners' Capital                        44,687,388        39,574,037
  -----------------------------------------------------------------------------
  Total Liabilities and Partners' Capital        $152,140,891      $146,458,071
  -----------------------------------------------------------------------------






Consolidated Statements of Operations
For the years ended December 31,               1997          1996          1995
-------------------------------------------------------------------------------
Income
Rental                                  $36,189,134   $36,301,921   $33,334,516
Interest                                    245,160       247,094       214,049
                                        ---------------------------------------
  Total Income                           36,434,294    36,549,015    33,548,565
-------------------------------------------------------------------------------
Expenses
Property operating                       20,827,352    20,118,066    19,938,170
Depreciation and amortization             5,246,432    11,257,102    10,199,677
Interest                                  6,162,361     7,225,953     8,796,859
General and administrative                  636,071       449,216       395,434
(Recovery of) provision for valuation
 allowance on property held for
 disposition                             (2,920,968)    5,411,536             _
Loss on write-down of real estate
 investments                                      _    59,491,089             _
                                         --------------------------------------
  Total Expenses                         29,951,248   103,952,962    39,330,140
-------------------------------------------------------------------------------
Income (loss) before minority interest
 and extraordinary item                   6,483,046   (67,403,947)   (5,781,575)
Minority interest share of (income)
 loss in consolidated venture            (1,369,695)   20,312,264     1,146,881
                                         --------------------------------------
  Income (loss) before
   extraordinary item                     5,113,351   (47,091,683)   (4,634,694)
-------------------------------------------------------------------------------
Extraordinary Item
Gain on retirement of debt                        _             _    16,247,734
-------------------------------------------------------------------------------
  Net Income (Loss)                      $5,113,351  $(47,091,683)  $11,613,040
-------------------------------------------------------------------------------
Net Income (Loss) Allocated:
To the General Partners                  $   51,134  $   (470,917)  $ 1,487,096
To the Special Limited Partner                    _             _       471,998
To the Limited Partners                   5,062,217   (46,620,766)    9,653,946
-------------------------------------------------------------------------------
                                         $5,113,351  $(47,091,683)  $11,613,040
-------------------------------------------------------------------------------
Per limited partnership unit
(395,169 outstanding):
  Net income (Loss) before
   extraordinary item                        $12.81      $(117.97)      $(11.61)
                                          -------------------------------------
  Net Income (Loss)                          $12.81      $(117.97)      $ 24.43
-------------------------------------------------------------------------------





Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1997, 1996 and 1995
                                                           Special
                                   Limited      General    Limited
                                  Partners     Partners    Partner        Total
-------------------------------------------------------------------------------
Balance at December 31, 1994   $77,011,774  $(1,487,096) $(471,998) $75,052,680
Net income                       9,653,946    1,487,096    471,998   11,613,040
-------------------------------------------------------------------------------
Balance at December 31, 1995    86,665,720            _          _   86,665,720
Net loss                       (46,620,766)    (470,917)         _  (47,091,683)
-------------------------------------------------------------------------------
Balance at December 31, 1996    40,044,954     (470,917)         _   39,574,037
Net income                       5,062,217       51,134          _    5,113,351
-------------------------------------------------------------------------------
Balance at December 31, 1997   $45,107,171  $  (419,783) $       _  $44,687,388
-------------------------------------------------------------------------------






Consolidated Statements of Cash Flows
For the years ended December 31,               1997          1996          1995
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (loss)                        $5,113,351  $(47,091,683)  $11,613,040
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Loss on write-down of real
  estate investments                              _    59,491,089             _
 Depreciation                             3,913,361     9,602,450     8,793,974
 Amortization                             1,333,071     1,654,652     1,405,703
 Gain on retirement of debt                       _             _   (16,247,734)
 Minority interest share of income
  (loss) in consolidated venture          1,369,695   (20,312,264)   (1,146,881)
 (Recovery of) provision for valuation
  allowance on property held for
  disposition                            (2,920,968)    5,411,536             _
 Net premium (discount) amortization -
  U.S. Treasuries and Agencies               53,777       (25,350)       50,092
 Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
  Restricted cash                          (155,760)      104,966     1,045,662
  Rent and other receivables                288,844      (254,013)     (164,073)
  Deferred rent receivable                 (737,894)   (2,750,852)    4,911,038
  Other assets                           (1,199,438)     (872,529)   (3,856,650)
  Accounts payable and accrued expenses   1,082,764        19,797        21,014
  Deferred income                          (645,996)     (980,097)    7,396,633
  Due to affiliates                          48,403       277,389       894,286
  Security deposits payable                 155,760      (104,966)     (103,135)
  Accrued interest payable                  (71,371)      177,461       634,388
                                         --------------------------------------
Net cash provided by operating
  activities                              7,627,599     4,347,586    15,247,357
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Restricted cash - replacement reserve    (5,925,595)            _             _
Additions to real estate                 (1,775,765)   (6,391,539)   (5,619,234)
Accounts payable - real estate assets    (1,369,786)      280,402    (1,156,444)
Acquisition of U.S. Treasuries
 and Agencies                              (492,602)   (3,021,038)   (3,574,183)
Redemption of U.S. Treasuries
 and Agencies                             2,560,735     3,383,272     4,074,449
                                         --------------------------------------
Net cash used for investing activities   (7,003,013)   (5,748,903)   (6,275,412)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Proceeds from mortgage and
 notes payable                           65,000,000     1,455,476     2,113,688
Payments of principal on mortgage
 and notes payable                      (65,000,000)            _   (11,750,000)
Mortgage refinancing costs                 (565,609)            _             _
                                         --------------------------------------
Net cash provided by (used for)
 financing activities                      (565,609)    1,455,476    (9,636,312)
 ------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                            58,977        54,159      (664,367)
Cash and cash equivalents, beginning
 of period                                4,727,720     4,673,561     5,337,928
                                         --------------------------------------
Cash and cash equivalents, end
 of period                               $4,786,697    $4,727,720    $4,673,561
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash paid during the period
 for interest                            $6,233,732    $7,048,492    $8,015,003
-------------------------------------------------------------------------------


Notes to the Consolidated Financial Statements
December 31, 1997, 1996 and 1995

1.  Organization
Mendik Real Estate Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate and Agreement of Limited Partnership dated and filed October 30, 1985 (the "Partnership Agreement"), as amended, and subsequently amended and restated on February 25, 1986. The Partnership was formed for the purpose of acquiring, maintaining and operating income producing commercial office buildings in the Greater New York metropolitan area. The general partners of the Partnership are Mendik RELP Corporation and NYRES1 (see below). The Partnership will continue until December 31, 2025, unless sooner terminated in accordance with the terms of the Partnership Agreement. The Partnership offered Class A units to taxable investors and Class B units to tax exempt investors.

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

2.  Liquidity
During the twelve months ended December 31, 1997, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from the following sources: (i) cash flow generated by the property located at Two Park Avenue, New York, New York (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the properties by Mendik Management Company Inc., an affiliate of Mendik RELP Corporation ("Mendik Management"), and (iv) the deferral of interest payments on the NYRES1 Loan (see the section captioned "The 34th Street Property" in Note 6 - Mortgage and Notes Payable for a further description of the NYRES1 Loan). Because certain properties may be sold, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

Park Avenue Property - The costs of leasing space at the property are being funded with existing property cash flow and reserves maintained by Two Park Company, the joint venture that owns the Park Avenue Property. Pursuant to the new Park Avenue mortgage loan, as discussed below, as of December 31, 1997, the Partnership had placed approximately $6.0 million in a reserve account to fund the costs of future leasing commissions and tenant improvements.

The Park Avenue Property currently generates, and is expected to generate over the near term, sufficient cash flow to cover operating expenses and current debt service. The Park Avenue Property was subject to nonrecourse financing totaling $65 million which was scheduled to mature in December 1998, however, the lender had the right to accelerate the maturity upon six- months notice. In order to address the risk of such acceleration, Two Park Company refinanced the existing loan in April 1997. Under the new mortgage, which matures on March 1, 2000, interest is payable at a floating rate (LIBOR plus 150 basis points), which should reduce debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event Two Park Company repays the full amount due under the mortgage prior to maturity.

The Partnership owns an approximate 60% general partnership interest in Two Park Company. The remaining 40% interest in Two Park Company is owned by B & B Park Avenue L.P. ("B&B"), of which Mendik RELP Corporation was a general partner. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that owned substantially all of the interest in B&B to acquire their interest in B&B. The closing under the contract took place on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Management Company Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 292,000 square feet (approximately 31% of the total leaseable area in the Property) under leases expiring on September 30, 2010, and Smith Barney, Inc. Smith Barney, Inc. leases approximately 100,000 square feet (approximately 11% of the total leaseable area in the Property) under a lease expiring on May 30, 1998. Smith Barney has vacated its space, and as a result, the Partnership has entered into another lease agreement with a subtenant of Smith Barney for 20,000 square feet. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of its existing lease. In addition, the Partnership recently executed a lease agreement with United Way, effective June 1, 1998. United Way will occupy the bulk of the space (60,572 square feet) that was previously occupied by Smith Barney, Inc. at rental rates higher than the Smith Barney lease.

The property was 97% and 98% occupied at December 31, 1997 and 1996, respectively.

The 34th Street Property - The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provides for annual lease payments of $2.25 million through December 31, 1999. The ground lease may be renewed in 1999 and thereafter at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the greater of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then- preceding renewal term. The Partnership was required to give notice to renew the ground lease for an additional term of 21 years not later than two years (December 31, 1997) prior to the expiration of the current terms of the ground lease, which was scheduled to expire on December 31, 1999. In the fourth quarter of 1997, the Partnership gave notice to the ground lessor of its intention to renew the lease and was subsequently granted an extension on the ground lease, under the same terms, until December 31, 2020.

In 1993, the Partnership signed a long-term lease with the City of New York for approximately 47% of the Property's total leasable space in the 34th Street Property. The term of the lease was originally scheduled to expire on February 28, 2001. During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the Property for a term of approximately 10 years from the previous scheduled expiration date of February 28, 2001. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. The terms of the amended lease call for the City to make annual base rental payments of approximately $5.4 million for the first five years of the amended lease, approximately $5.9 million for years six through ten of the amended lease, and approximately $6.5 million for years eleven through fifteen of the amended lease. In addition, the City is required to pay its proportionate share of increases in real estate taxes and operating expenses over a predetermined base year amount.

In May 1995, the Partnership successfully negotiated an agreement with the First National Bank of Chicago ("FNBC") to reduce the amount needed to pay off the 34th Street Line of Credit for $1.75 million, compared to the outstanding debt balance of approximately $18 million, including accrued interest. Since the Partnership was not able to obtain financing from a third party, an agreement was entered into with an affiliate of NYRES1 to lend the Partnership $1.75 million to payoff the 34th Street Line of Credit (the "NYRES1 Loan"). FNBC's agreement to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit effectively meant that substantially all of the outstanding principal balance of the loan was forgiven by FNBC. On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit. The NYRES 1 Loan bears interest at the prime rate less one and one-quarter percent and matures upon the earlier of December 31, 2025 or the termination of the Partnership. Accrued interest and principal are payable on a current basis to the extent there is net cash flow available from the Property. The loan is an unsecured obligation of the Partnership. No cash flow payments have been made on the loan as of December 31, 1997.

In order to improve the 34th Street Property's cash flow, beginning in January 1992, Mendik Management voluntarily agreed to defer its management fees that would otherwise have been payable with respect to the 34th Street Property. In addition, Mendik Management agreed to defer its leasing commission with respect to the signing of the long-term lease with the City of New York and any further leasing commissions associated with additional leasing activity at the Property. Through December 31, 1997, Mendik Management has deferred approximately $2,111,719 in leasing commissions and management fees with respect to the 34th Street Property. In connection with the NYRES1 Loan, these fees will continue to be deferred. The Partnership's outstanding obligation to pay the management fees to Mendik Management will bear interest at a rate per annum equal to the prime rate of Morgan Guaranty Trust Company of New York less 1.25%. Principal and interest will be payable on December 31, 2025, or such earlier date on which the term of the Partnership terminates, subject to a mandatory repayment from the net proceeds from the sale of any of the Properties, after repayment of all debt secured by the Property sold.

The property was 100% and 92% occupied at December 31, 1997 and 1996, respectively.

Saxon Woods Corporate Center - The Partnership expects that cash flow from the Saxon Woods Corporate Center will cover operating expenses and debt service obligations in 1998. The Saxon Woods Line of Credit is in the amount of up to
$6.5 million.   Section 13(d) (xviii) of the Partnership Agreement  prohibits the Partnership from incurring indebtedness secured by a Property in excess of 40% of the then-appraised value of such Property (or 40% of the value of such Property as determined by the lender as of the date of financing or refinancing, if such value is lower) (the "Borrowing Limitation"). With the signing of a new lease in August 1996 for approximately 23% of available space at the 600 Mamaroneck building, an updated independent appraisal of the property was completed during the second quarter of 1996, at which time the appraised value of the property increased from $15.2 million at year-end 1995 to $16.6 million. With the increase in the appraised value, the Partnership was able to draw down the full amount of the credit facility without exceeding the Borrowing Limitation. As of December 31, 1996, the Partnership had borrowed the full $6.5 million available under the Saxon Woods Line of Credit.

The indebtedness secured by the Saxon Woods Corporate Center was scheduled to mature in September 1996. During the third quarter of 1996, the Partnership obtained a one-year extension of the mortgage indebtedness to September 1997. Subsequently, three, three-month extensions were obtained to facilitate a sale of the property, with a maturity date of June 26, 1998.

The property was 99% and 97% occupied at December 31, 1997 and 1996, respectively.

Stamford Property - On December 29, 1994, the Partnership transferred title to the Stamford Property to the lender in lieu of foreclosure. The transfer resulted in the loss of the Partnership's investment in the property; however, the Partnership was not liable for accrued interest or the principal balance of the mortgage not otherwise satisfied by transfer of the property. 3. Summary of Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Income is recognized as earned and expenses are recorded as obligations are incurred.

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

Impairment of Long-Lived Assets - Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), requires the Partnership to assess its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate.

Real Estate Investments - Prior to September 30, 1997, real estate investments which consist of buildings, were recorded at cost, less accumulated depreciation and impairment writedowns. Cost included the initial purchase price of the properties plus closing costs, acquisition and legal fees, and capital improvements. Depreciation of the buildings was computed using the straight-line method over an estimated useful life of 20 to 35 years. Depreciation of personal property was computed using the straight-line method over an estimated useful life ranging from 5 to 10 years. Tenant improvements were amortized using the straight-line method over the respective lease terms.

At December 31, 1997 and 1996, the Partnership completed reviews of recoverability of the carrying amount of each property and related accounts based upon an estimate of undiscounted cash flows expected to result from each property's use and eventual disposition. Based upon the reviews completed at December 31, 1996, the Partnership wrote down the value of its real estate investments and related assets in accordance with FAS 121.

Property Held for Disposition - The Saxon Woods property, Two Park Avenue property, and 330 West 34th Street property were reclassified as "properties held for disposition" following the decision to pursue negotiations for a potential sale of these properties. The properties are recorded at the lower of amortized cost or their estimated fair value less costs to sell at December 31, 1997. Based upon the reviews completed at December 31, 1997, the Partnership recovered part of the provision for valuation allowance on the property held for disposition (Saxon Woods) at December 31, 1996. (See Note 5).

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted Cash - Restricted cash consists of a reserve to fund the cost of certain future leasing activity pursuant to the new mortgage loan on the Two Park Avenue property and tenant security deposits.

Marketable Securities - Marketable securities, which consisted of United States Treasury securities and Agencies, were carried at amortized cost, which approximated market.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Rental Income - Rental income is recognized as earned under the leases. Accordingly, as certain leases of the Partnership provide for tenant occupancy during periods for which no rent or reduced rent is due, the Partnership accrues rental income for the full period of occupancy on a straight-line basis over the related lease terms.

The Partnership has determined that all leases associated with the rental of space at the investment properties are operating leases.

Leasing Costs - Leasing costs are capitalized and amortized using the straight line-method over the respective lease terms.

Mortgage Costs - Mortgage costs are capitalized and amortized over the term of the mortgage notes payable.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Income Taxes - The Partnership allocates all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements as the liabilities for such taxes are those of the partners rather than the Partnership.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management's review of recoverability of the carrying amounts of real estate investments and related accounts is one such estimate. Actual results could differ from those estimates.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding during the year and the net income (loss) allocated to the limited partners in accordance with the terms of the Partnership Agreement.

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

5.  Real Estate Investments
The major tenants described at each of the properties below represented 45% of the Partnership's rental income in 1997.

The Park Avenue Property - In 1987, the Partnership indirectly acquired from an affiliate an approximate 60% general partnership interest in a joint venture, Two Park Company, formed in 1986 for the purpose of acquiring and operating a parcel of land located at Two Park Avenue, New York, New York, together with the 28- story office building and related improvements located thereon containing approximately 947,000 net rentable square feet (based on current standards of measurement). The affiliate acquired such interest to facilitate the acquisition by the Partnership. Two Park Company acquired the Park Avenue Property in 1986 from an unaffiliated seller for approximately $151.5 million, $60 million of which was financed by a first mortgage loan. The Partnership acquired its interest by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. The remaining 40% interest in Two Park Company is currently owned by B & B Park Avenue L.P., of which Mendik RELP Corporation is a general partner. The sole stockholder of the other general partner was also the lender of the mortgages secured by the Park Avenue Property. Pursuant to the partnership agreement of Two Park Company, each partner has the right to implement "buy-sell" provisions. If either one of the partners in Two Park Company exercises its buy-sell rights, then the other partner could be compelled either to sell its interest in Two Park Company to such other partner, for the purchase price set forth in the partnership agreement of Two Park Company. In addition, under the partnership agreement of Two Park Company, if either partner receives a bona fide offer to purchase its interest in Two Park Company (which such partner is willing to accept), such partner must give the other partner a right of first refusal to purchase its partnership interest on the same terms and conditions as the bona fide offer. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that own substantially all of the interest in B & B Park Avenue L.P. to acquire their
interest in B & B Park Avenue L.P.   The closing under the contract took place
on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B Park Avenue L.P. to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Management Company Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997. At December 31, 1997, the appraised fair value of the property was $123,000,000, and the appraised value of the property net of the minority interest was $73,431,000. At December 31, 1996, the property's fair value was appraised at $110,000,000, and the appraised value of the property net of the minority interest was $65,670,000.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 292,000 square feet (approximately 31% of the total leaseable area in the Property) under leases expiring on September 30, 2010, and Smith Barney, Inc. Smith Barney, Inc. leases approximately 100,000 square feet (approximately 11% of the total leaseable area in the Property) under a lease expiring on May 30, 1998. Smith Barney has vacated its space, and as a result, the Partnership has entered into another lease agreement with a subtenant of Smith Barney for 20,000 square feet. Smith Barney continues to remain current on its rental payments to the Partnership in accordance with the terms of its existing lease. In addition, the Partnership recently executed a lease agreement with United Way, effective June 1, 1998. United Way will occupy the bulk of the space (60,572 square feet) that was previously occupied by Smith Barney, Inc. at rental rates higher than the Smith Barney lease. Times Mirror Company and Smith Barney represented 23% and 12%, respectively, of the property's total rental income in 1997.

At December 31, 1997 and 1996, the Partnership completed reviews of recoverability of the carrying amount of the Park Avenue Property and related accounts based upon estimated undiscounted cash flows expected to result from the property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the property for long-term investment and, therefore, management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. In light of the continued improvements in the Midtown Manhattan commercial real estate market during 1996, management anticipated positioning the property for sale over the next 12 to 24 months, and concluded that the sum of the undiscounted future cash flow estimated to be generated by the property over this shorter holding period was less than its carrying value. As a result, the Partnership recorded a write-down in 1996, before consideration of the minority interest's share of the write-down, of approximately $54,800,000 to reduce the property's carrying value to its 1996 estimated fair value of $110,000,000. The fair value was obtained from an appraisal report prepared by an independent appraiser.

Due to the Partnership's intention to market the Park Avenue Property for sale, the Property was reclassified as "Property held for disposition," effective September 30, 1997, in accordance with the provisions of Statement of Financial Accounting Standards No. 121.

The 34th Street Property - In 1987, the Partnership acquired the leasehold interest in the 34th Street Property, an eighteen-story structure containing approximately 637,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $35,611,400 consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The building is situated on a 46,413 square foot site.

The parcel of land underlying the 34th Street Property is leased from an unaffiliated third party pursuant to a ground lease with an initial term ending on December 31, 1999 that provided for annual lease payments of $1.25 million through December 31, 1991 and requires annual lease payments of $2.25 million for the remaining eight years. The ground lease may be renewed at the option of the Partnership for successive terms of 21, 30, 30, 30 and 39 years at annual rentals, determined at the commencement of each renewal term, equal to 7% of the then-market value of the land considered as if vacant, unimproved and unencumbered, valued at the highest and best use under then-applicable zoning and other land use regulations as office, hotel or residential property, but in no event less than the greater of (i) $2.75 million or (ii) the base rent for any consecutive 12-month period during the then-preceding renewal term. The Partnership was required to give notice to renew the ground lease for an additional term of 21 years not later than two years (December 31, 1997) prior to the expiration of the current term of the ground lease which is scheduled to expire on December 31, 1999. In the fourth quarter of 1997, the Partnership gave notice to the ground lessor of its intention to renew the lease and was subsequently granted an extension on the ground lease, under the same terms, until December 31, 2020. The property's appraised value at December 31, 1997, based on two separate appraisal techniques which differ in their treatment of the ground lease valuation, ranged from approximately $7,600,000 to $11,000,000. The property's value was appraised at $4,000,000 at December 31, 1996.

Major tenants at the 34th Street property are the City of New York and Props for Today. The City of New York which leases approximately 300,000 square feet (47% of the total leasable area in the property). The term of the lease was originally schaeduled to expire on February 28, 2001. During the first quarter of 1997, the Partnership reached an agreement with the City of New York to amend and extend its existing lease at the Property for a term of 10 years from the previous scheduled expiration date. In accordance with the terms of the lease amendment, the City will have the right to terminate its lease in whole or in part at any time after the fifth anniversary of the lease amendment, with a cancellation fee equal to the then unamortized brokerage commissions and architectural fees paid in connection with the lease amendment. Also in connection with the lease amendment, the ground lessor has agreed to fund up to $100,000 in costs associated with tenant improvement work that will be completed on the space occupied by the City. Props for Today leases 95,118 square feet (15% of the total leasable area) under a lease expiring December 31, 2006. The City and Props for Today represented approximately 77% and 7%, respectively, of the property's total rental income in 1997.

At December 31, 1997 and 1996, the Partnership completed reviews of recoverability of the carrying amount of the 34th Street Property and related accounts based upon estimated undiscounted cash flows expected to result from the property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the property for long-term investment and, therefore, management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. In 1996, management anticipated holding the property for 12 to 24 months and concluded that the sum of the undiscounted future cash flow estimated to be generated by the property over this shorter holding period was less than its carrying value. As a result, the Partnership recorded a write-down of approximately $4,700,000 to reduce the property's carrying value to its estimated value of $4,000,000, which represents the property's appraised value as of December 31, 1996. The value was obtained from an appraisal report prepared by an independent appraiser.

Due to the Partnership' s intention to market the 34th Street Property for sale, the Property was reclassified as "Property held for disposition," effective September 30, 1997, in accordance with the provisions of Statement of Financial Accounting Standards No. 121.

The Saxon Woods Corporate Center - In 1986, the Partnership acquired the leasehold interest in Saxon Woods Corporate Center, two office buildings located in Harrison, New York containing an aggregate of approximately 232,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $21,282,805 was paid from the proceeds of the Partnership's offering and consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The buildings are situated on a 15.28 acre site which is subject to two ground leases, each of which terminates in September 2027 and provides the lessee with the option to renew for two 25-year periods and one 39-year period. Each ground lease provides for an annual net rental of $170,000 with an increase of $20,000 every five years, commencing January 2001. The property's value was appraised at $20,500,000 at December 31, 1997, compared to $16,700,000 at December 31, 1996.

Major tenants at the Saxon Woods Corporate Center are: Commodity Quotations which leases 27,915 square feet (approximately 12% of the total leasable area) under leases expiring September 30, 2002; Icon Capital Corp., which leases 29,040 square feet (13% of the total leasable area) under a lease expiring November 30, 2004; and AllState, which leases approximately 29,000 square feet (13% of the total leasable area), under a lease expiring February 28, 2007. Commodity Quotations, Icon Capital Corp. and AllState represented approximately 29%, 13% and 22% of the property's rental income in 1997.

At December 31, 1997 and 1996, the Partnership completed reviews of recoverability of the carrying amount of the property and related accounts based upon estimated undiscounted cash flows expected to result from the property's use and eventual disposition. As of December 31, 1995, it was management's intention to hold the property for long-term investment and therefore management concluded that the sum of the undiscounted future cash flow estimated to be generated over the investment's holding period was greater than its carrying value. As a result of the Partnership's intention to pursue a sale of the property during 1997 and in accordance with FAS 121, the Partnership reclassified the property on the Partnership's balance sheet as property held for disposition at December 31, 1996. The carrying value of the property was reduced as of December 31, 1996 from the prior carrying value of approximately $21,600,000 to $16,200,000. The valuation allowance was based on management's assessment of the estimated fair market value of the property as of December 31, 1996. The determination of fair market value of the property as of that date was based upon the most recent independent appraisal of the property, less estimated costs to sell. As of December 31, 1997, the Partnership recorded a recovery of the provision for valuation allowance to increase the carrying value of the property held for disposition to $20,000,000, the property's appraised value less estimated costs to sell at December 31, 1997.

The Stamford Property - In 1985, the Partnership acquired the Stamford Property, a ten-story office building containing approximately 220,000 net rentable square feet (based on current standards of measurement) and an attached parking garage located on 1351 Washington Blvd. in Stamford, Connecticut. The purchase price of the property was $31,250,000. The property was transferred to the lender in lieu of a foreclosure sale on December 29, 1994.

6.  Mortgage and Notes Payable

The Park Avenue Property - On September 18, 1987, the Partnership acquired its interest in the Park Avenue Property by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. On June 15, 1989, Two Park Company placed a second mortgage on the Park Avenue Property in the amount of $10,000,000. Interest only was payable in monthly installments at a rate of 10.791% through June 15, 1992 and thereafter at the rate of 10.625% through December 19, 1998 at which time the full amount of principal and any accrued interest would have been due and payable. In November 1995, the Partnership prepaid, without penalty, the $10,000,000 second mortgage. On December 26, 1990, Two Park Company placed a third mortgage on the Park Avenue Property in the amount of $5,000,000. Intererst was payable in monthly installments at a rate of 11.5% through its maturity date of December 19, 1998 at which time the full amount of principal and any accrued interest was due and payable.

The $65 million Park Avenue Property mortgage was scheduled to mature in December 1998, however, the lender had the right to accelerate the maturity upon six-months notice. In order to address the risk of such acceleration, Two Park Company refinanced the existing mortgage loan in April 1997. Under the new mortgage, which matures on March 1, 2000, interest is payable at a floating rate (LIBOR plus 150 basis points). Additionally, there is no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event Two Park Company repays the full amount due under the mortgage loan prior to maturity.

The 34th Street Property - The Partnership had a $30,000,000 credit facility in the form of a first mortgage secured by the Partnership's leasehold interest on the 34th Street Property (the "34th Street Line of Credit") with FNBC. The lender agreed to advance amounts under the credit facility up to 40% of the lesser of the appraised value of the 34th Street Property or the value thereof as determined by the lender. The credit facility was scheduled to mature on May 31, 1997. As of December 31, 1992, $15,000,000 had been advanced under the 34th Street Line of Credit. As a result of the default on the loan and the decline in the appraised value of the 34th Street Property, the Partnership was prevented from borrowing any additional funds.

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

The NYRES1 Loan bears interest at the prime rate less one and one- quarter percent. Payments of accrued interest and principal will be payable on a current basis to the extent there is net cash flow available from the 34th Street property. To the extent that interest has not been paid on a current basis from the property's cash flow, any net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties will be used to pay accrued interest and principal on the loan. No cash flow payments have been made on the NYRES1 Loan as of December 31, 1997. The NYRES1 Loan matures upon the earlier of December 31, 2025 or the termination of the Partnership. In connection with the NYRES1 Loan, Mendik Management agreed to continue to defer its management fees and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the property.

The Saxon Woods Corporate Center - In September 1991, the Partnership established a non-recourse line of credit of $6,500,000 secured by a first leasehold mortgage on the property located at 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Property"). The Saxon Woods Line of Credit had a term of five (5) years at the rate of 2.5% per annum in excess of LIBOR. During the third quarter of 1996, the Partnership obtained from the lender a one-year extension of the maturity of the mortgage to September 1997. Subsequently, three, three-month extensions were obtained to facilitate a sale of the property, with a maturity date of June 26, 1998. In addition, the Partnership is required to pay 1/2% per annum on the undrawn balance of the Saxon Woods Line of Credit. As additional security for the repayment of the Saxon Woods Line of Credit, the Partnership deposited $500,000 with the lender, which deposit was used by the Partnership to pay operating expenses in connection with the Saxon Woods Property prior to borrowing any sums under the Saxon Woods Line of Credit for operating expenses. The Saxon Woods Line of Credit provided the Partnership with a source of funds to pay for those improvements necessary to lease additional space at the property.

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

Mortgages notes payable at December 31, 1997 and 1996 are summarized as follows:

                                                               1997        1996
-------------------------------------------------------------------------------
Secured by Park Avenue Property, bearing interest at a
 blended rate of 8.16% in 1997 and 10.05% in 1996       $65,000,000 $65,000,000

Secured by Saxon Wood Corporate Center, bearing interest
 at a blended rate of 8.72% in 1997 and 8.32% in 1996     6,500,000   6,500,000
                                                        -----------------------
                                                        $71,500,000 $71,500,000
-------------------------------------------------------------------------------

Notes payable at December 31, 1997 and 1996 are summarized as follows:

                                                               1997        1996
-------------------------------------------------------------------------------
Note payable to an affiliate of NYRES1, unsecured,
 bearing interest at prime rate less 1.25%               $1,750,000  $1,750,000

Note payable to NYRES1, unsecured, bearing interest at
 prime rate less 1.25%                                      330,000     330,000

Note payable to Mendik RELP Corporation, unsecured,
 bearing interest at prime rate less 1.25%                  150,000     150,000
                                                         ----------------------
                                                         $2,230,000  $2,230,000
-------------------------------------------------------------------------------


The following summarizes the scheduled maturities of the Partnership's mortgages and notes payable:

   Year                                            Amount
   ------------------------------------------------------
   1998                                     $   6,500,000
   1999                                                 _
   2000                                        65,000,000
   2001                                                 _
   2002                                                 _
   Thereafter                                   2,230,000
   ------------------------------------------------------
                                             $ 73,730,000

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar average maturities, the fair value of long-term debt approximates carrying value.

7.  Rental Income under Operating Leases
Based upon the leases currently in effect, future minimum rental payments from operating leases of the Partnership's properties (which are not cancelable by their terms) as of December 31, 1997 are as follows:

   Year                                             Amount
   -------------------------------------------------------
   1998                                       $ 31,021,617
   1999                                         30,294,162
   2000                                         28,943,169
   2001                                         29,206,989
   2002                                         22,799,591
   Thereafter                                  123,840,565
   -------------------------------------------------------
                                              $266,106,093
                                              ------------

In addition to the minimum rental amounts, substantially all of the leases provide for escalation charges to tenants for operating costs, real estate taxes and electricity. For the years ended December 31, 1997, 1996, and 1995, these amounts were $2,790,259, $2,793,437, and $2,712,976, respectively, which amounts are included in rental income.

8.  Transactions with General Partners and Affiliates
Certain cash and cash equivalents reflected on the Partnership's consolidated balance sheets were on deposit with an affiliate of a general partner during a portion of 1996 and all of 1995. As of December 31, 1996 and throughout 1997, no cash and cash equivalents were on deposit with an affiliate of a general partner or the Partnership.

The following is a summary of the amounts paid or accrued to the general partners and their affiliates during the years ended December 31, 1997, 1996 and 1995 and all balances unpaid at December 31, 1997:

                   Due To/(From) Affiliates
                             at December 31,              Paid or Accrued
                                       1997        1997        1996        1995
-------------------------------------------------------------------------------
Management fees and building
 personnel salaries (A)          $1,841,153  $1,459,012  $1,279,660  $1,171,005

Leasing commissions (B)           1,037,195     310,557     170,981     347,488

Cleaning and related
 services (C)(D)                          _   4,660,182   4,106,631   4,127,071

Security (E)                              _     389,606     425,855     366,322

Administrative salaries
 and expenses (F)                    77,792     206,431           _           _
-------------------------------------------------------------------------------
                                 $2,956,140  $7,025,788  $5,983,127  $6,011,886
                                 ----------------------------------------------

(A) Mendik Management receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on- site building management staff. Salaries and benefits for building personnel, which have remained under the payroll of Mendik Management, for the years ended December 31, 1997, 1996 and 1995 totalled $498,232, $487,796, and $438,616, respectively. Management fees paid or payable to Mendik Management totalled $960,780, $791,864, and $732,389 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are included in the table. Certain management fees included in the above amounts are being deferred as discussed in Note 6.

(B) Mendik Management has agreed to limit the payment of its leasing commissions at any property in any year to not more than 3% of the gross operating revenues of the property in such year less leasing commissions paid to other brokers in connection with that property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1997, there were unpaid commissions with accrued interest, on a consolidated basis, of approximately $1,037,195 as a result of deferred leasing commissions from the 34th Street property, the Saxon Woods Corporate Center and the Park Avenue property. Certain leasing commissions are being deferred as per the loan modifications discussed in Note 6.

(C) Building Maintenance Service LLC ("BMS"), an affiliate of Mendik Corporation, performs cleaning and related services at the properties. Such cleaning and related services are provided by BMS at its cost plus an allocable share of overhead expenses. Cleaning and related services payable to BMS totalled $3,625,689, $3,185,018, and $3,230,148 for the years ended December 31, 1997, 1996 and 1995, respectively. The salaries and benefits for the property engineering staff were $847,191, $778,884, and $759,415 in 1997, 1996 and 1995, respectively. These amounts are included in the table.

(D) BMS provides metal and marble cleaning services to the Partnership at its cost plus an allocable share of overhead expenses, which were $187,302, $142,729, and $137,508 in 1997, 1996 and 1995, respectively. These amounts are included in the table.

(E) Guard Management Service Corporation, an affiliate of Mendik Corporation, provides security services to the Partnership at its cost plus an allocable share of overhead expenses, which in 1997, 1996 and 1995 totalled $389,606, $425,855, and $366,322, respectively. These amounts are included in the table.

(F) Commencing January 1, 1997, NYRES1, a general partner, was reimbursed for certain administrative salaries and expenses which were voluntarily absorbed by affiliates of the NYRES1 general partner in prior periods, were reimbursable to the NYRES1 general partner and its affiliate

9.  Litigation
On February 6, 1996, a purported class action, Sword v. Lehman Brothers Holdings, Inc., was commenced on behalf of, among others, all Investor Limited Partners in the Circuit Court for Baltimore, Maryland against the Partnership, Lehman Brothers Holdings, Inc., E.F. Hutton & Company, Inc. and others (the "Defendants"). The complaint alleged that the Investor Limited Partners were induced to purchase Units based upon misrepresentations and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint alleged, inter alia, claims of fraud, negligent misrepresentation and breach of fiduciary duty (the "Action"). On or about March 21, 1996, the Defendants removed the Action to United States District Court for the District of Maryland. On or about April 19, 1996, the plaintiffs filed a motion to have the Action remanded back to state court. As of that date, no discovery or other proceedings in the Action had commenced. After the parties had entered into successive stipulations extending the time for the Defendants to respond to plaintiffs motion to remand and/or respond to the complaint, the Court stayed and administratively closed the case by order dated June 6, 1997.

On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware and for New Castle County on behalf of all persons who purchased units in the Partnership, among other investments. The complaint names NYRES1, Lehman Brothers Inc. and others (the "Defendants"). This case consolidates previous actions against the Defendants. The Partnership was not named as a defendant. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty by the Defendants based on the foregoing.

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

Shortly after the filing of the complaint, another limited partner represented by the same attorneys filed an essentially identical complaint in the same court. Among other things, both complaints claim that the purported class has and will continue to suffer unspecified damages, and seek a declaration that the suits are properly class actions, an accounting and certain injunctive relief including an injunction enjoining the transfer of the 40% interest and a judgment requiring either the liquidation of the Partnership and the appointment of a receiver or an auction of Two Park Avenue. The time for defendants to respond to the complaints and to certain discovery requests has not yet expired. In the interim, plaintiff's counsel have requested an agreement to consolidate the two actions and have stated that they may seek to amend the complaints in unspecified ways, as well as to file a motion seeking a preliminary injunction. The parties to the litigation are presently negotiating a potential settlement of the action that would result in the sale of the Park Avenue Property, the 34th Street Property and Saxon Woods Corporate Center and in the liquidation and dissolution of the Partnership. There can be no assurance that such a settlement can be achieved. If there is no settlement and the actions proceed, the defendants intend to vigorously defend the actions.

10.  Reconciliation of Consolidated Financial Statement Net
Income (Loss) and Partners' Capital to Federal Income Tax Basis Net Income
(Loss) and Partners' Capital

Reconciliation of consolidated financial statement net income (loss) to federal income tax basis net income (loss) follows:

                                                   Years ended December 31,
                                               1997          1996          1995
   ----------------------------------------------------------------------------
   Financial statement consolidated
     net income (loss)                   $5,113,351  $(47,091,683)  $11,613,040

   Financial statement adjustments to
     real estate                         (2,920,968)   42,988,230             _

   Tax basis depreciation over
     financial statement depreciation    (1,830,341)      (72,357)     (355,352)

   Tax basis rental income over (under)
     financial statement rental income    2,055,349      (819,983)      (89,674)

   Tax basis recognition of net income
    (loss) of consolidated venture
    (under) over financial statement
    recognition of income (loss) of
    consolidated venture                 (2,568,478)    1,033,441     7,986,697

   Other                                          _             _       (95,214)
   ----------------------------------------------------------------------------
   Federal income tax basis net
    income (loss)                         $(151,087)  $(3,962,352)  $19,059,497
   ----------------------------------------------------------------------------

Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:

                                                        As of December 31,
                                                  1997         1996        1995
   ----------------------------------------------------------------------------
   Financial statement basis partners'
    capital                                $44,687,388  $39,574,037 $86,665,720

   Current year financial statement net
    income (loss) over (under) Federal
    income tax basis net income (loss)      (5,264,438)  43,129,331   7,446,457

   Cumulative financial statement net
    income (loss) over cumulative Federal
    income tax basis net income (loss)      91,955,853   48,826,522  41,380,065
   ----------------------------------------------------------------------------
   Federal income tax basis
    partners' capital                     $131,378,803 $131,529,890 135,492,242
   ----------------------------------------------------------------------------

Because many types of transactions are susceptible to varying interpretations under Federal and state tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 1997
                                                      Consolidated
                                                          Venture:
                               500/600     330 West       Two Park
Description:            Mamaroneck Ave  34th Street         Avenue        Total
-------------------------------------------------------------------------------
Location                  Harrison, NY New York, NY   New York, NY           na

Construction date            1969-1972         1925           1930           na
Acquisition date              09-04-86     04-23-87       09-18-87           na
Life on which depreciation
in latest income statements
is computed                     25 yrs.      20 yrs.        35 yrs.          na
Encumbrances                $6,500,000            _    $65,000,000  $71,500,000
                           ----------------------------------------------------
Initial cost to
 Partnership:
     Land                      $     _      $     _    $27,140,745  $27,140,745
     Buildings and
     improvements           21,282,805   35,611,400    130,411,744  187,305,949
                           ----------------------------------------------------
Costs capitalized
subsequent to acquisition:
     Land                            _            _         (3,661)      (3,661)
     Buildings
     and improvements       11,474,228   11,443,884     49,978,436   72,896,548

Accumulated depreciation   (13,508,629)    (752,338)   (52,853,232) (67,114,199)
     Write-down
      adjustments:
         Land                        _            _     (9,608,921)  (9,608,921)
         Buildings
         and improvements   (3,048,404) (43,401,058)   (45,159,328) (91,608,790)
                           ----------------------------------------------------
Gross amount at which
carried at close of period:
     Land                            _            _     17,528,163   17,528,163
     Buildings and
     improvements                    _    2,901,888     82,377,620   85,279,508
                           ----------------------------------------------------
Adjusted Basis of real
     estate or Property
     held for disposition
     at 12/31/96           $16,200,000   $2,901,888    $99,905,783 $119,007,671
1997 Improvements              879,032      165,446        731,287    1,775,765
1997 Fixed Asset Deletions           _            _        (71,238)     (71,238)
Recovery of valuation
  allowance                  2,920,968            _              _    2,920,968
Accumulated depreciation             _     (726,519)    (3,115,604)  (3,842,123)
                           ----------------------------------------------------
Property held for
  disposition at 12/31/97  $20,000,000   $2,340,815    $97,450,228 $119,791,043
-------------------------------------------------------------------------------

For Federal income tax purposes, the basis of land, building and improvements wholly owned by the Partnership at December 31, 1997, 1996 and 1995 is $80,159,059, $80,159,059 and $77,051,988, respectively.


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1997, 1996, and 1995 follows:

                                            1997            1996           1995
Real estate investments:
Beginning of year
                                    $102,807,671    $241,634,143   $236,172,782
Additions                                896,733       6,391,539      5,619,234
Deletions                                (71,238)       (660,870)      (157,873)
Write down adjustment                          _    (128,357,141)             _
Accumulated depreciation              (3,842,123)              _              _
Reclass to held for disposition      (99,791,043)    (16,200,000)             _
                                    -------------------------------------------
End of year                         $          _    $102,807,671   $241,634,143
                                    -------------------------------------------

Properties held for disposition (1) $ 16,200,000    $          _   $          _
Additions                                879,032               _              _
Recovery of provision for
 valuation allowance                   2,920,968               _              _
Reclass to held for disposition       99,791,043      16,200,000              _
                                    -------------------------------------------
  Total                             $119,791,043    $ 16,200,000   $          _
                                    -------------------------------------------

Accumulated depreciation:
Beginning of year                   $          _    $ 58,172,619   $ 49,536,517
Depreciation expense                   3,913,361       9,602,450      8,793,975
Deletions                                (71,238)       (660,870)      (157,873)
Write down adjustment                 (3,842,123)    (67,114,199)             _
                                    -------------------------------------------
End of year                         $          _    $          _   $ 58,172,619
-------------------------------------------------------------------------------

(1): As of December 31, 1996, the Partnership accounted for the Saxon Woods Property as held for disposition. Additionally, as of September 30, 1997, the Partnership accounted for the Park Avenue Property and the 330 West 34th Street Property as held for disposition.