Form 10-Q
period 1998-03-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1998-05-19
CIK 783996

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1998

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

Yes    X    No ____


Consolidated Balance Sheets            (unaudited)
                                        At March 31     At December 31
                                        1998            1997
Assets
Property held for disposition           $119,905,760    $119,791,043
Cash and cash equivalents                  4,778,618       4,786,697
Restricted cash                            7,182,391       7,041,844
Rent and other receivables
(net of allowance for doubtful
accounts of $118,611 in 1997)                728,885         903,270
Deferred rent receivable                  11,675,725      11,191,096
Other assets, net of
accumulated amortization
of $4,940,857 in 1998 and
$4,941,591 in 1997                        12,596,401       8,426,941
        Total Assets                    $156,867,780    $152,140,891

Liabilities and Partners'
Capital (Deficit)
Liabilities:
  Accounts payable and
  accrued expenses                        $3,253,190      $1,572,939
  Deferred income                          6,118,488       5,904,654
  Due to affiliates                        2,670,246       2,956,140
  Security deposits payable                1,160,635       1,116,249
  Accrued interest payable                   754,416         727,944
  Mortgages payable                       71,500,000      71,500,000
  Notes payable to affiliates              2,230,000       2,230,000
        Total Liabilities                 87,686,975      86,007,926
Minority interest                         22,400,183      21,445,577

Partners' Capital (Deficit):
  General Partners                          (398,851)       (419,783)
  Limited Partners (395,169
  units outstanding)                      47,179,473      45,107,171
        Total Partners' Capital           46,780,622      44,687,388
        Total Liabilities and
        Partners' Capital               $156,867,780    $152,140,891


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1998 (unaudited)
                                                       Special
                                Limited     General    Limited
                                Partners    Partners   Partner     Total
Balance at December 31, 1997    $45,107,171 $(419,783)      $_     $44,687,388
Net Income                        2,072,302    20,932        _       2,093,234
Balance at March 31, 1998       $47,179,473 $(398,851)      $_     $46,780,622


Consolidated Statements of Operations
For the three months ended March 31, (unaudited) 1998          1997
Income
Rental                                     $9,261,488    $8,607,411
Interest                                       63,009        12,908
        Total Income                        9,324,497     8,620,319

Expenses
Property operating                          4,797,564     5,045,432
Depreciation and amortization                  49,183     1,836,303
Interest                                    1,387,394     1,744,992
General and administrative                     42,516       120,607
        Total Expenses                      6,276,657     8,747,334
Income (loss) before minority interest      3,047,840      (127,015)
Minority interest in
   consolidated venture                      (954,606)      (29,243)
        Net Income (Loss)                  $2,093,234     $(156,258)
Net Income (Loss) Allocated:
To the General Partners                      $ 20,932        $ (156)
To the Special Limited Partner                      _             _
To the Limited Partners                     2,072,302      (156,102)
                                           $2,093,234     $(156,258)
Per limited partnership unit
(395,169 outstanding)                           $5.24        $(0.40)


Consolidated Statements of Cash Flows
For the three months ended March 31, (unaudited)
                                                 1998          1997
Cash Flows From Operating Activities
Net Income (Loss)                          $2,093,234     $(156,258)
Adjustments to reconcile
net income (loss) to net cash
provided by (used for)
operating activities:
   Depreciation                                     _     1,500,001
   Amortization                                49,183       336,302
   Minority interest in consolidated venture  954,606        29,243
   Increase (decrease) in cash
   arising from changes in
   operating assets and liabilities:
        Restricted cash                      (140,547)      (10,186)
        U.S. Treasuries and Agencies                _         5,810
        Rent and other receivables            174,385       573,306
        Deferred rent receivable             (484,629)     (181,416)
        Other assets                       (4,218,643)   (1,624,472)
        Accounts payable and
        accrued expenses                    1,680,251       469,148
        Deferred income                       213,834         9,130
        Due to affiliates                    (285,894)   (1,376,565)
        Security deposits payable              44,386        10,186
        Accrued interest payable               26,472       (20,824)
Net cash provided by (used for)
operating activities                          106,638      (436,595)
Cash Flows From Investing Activities
Additions to real estate assets              (114,717)     (316,070)
Accounts payable - real estate assets               _      (685,341)
Net cash used for investing activities       (114,717)   (1,001,411)
Net decrease in cash and cash equivalents      (8,079)   (1,438,006)
Cash and cash equivalents,
beginning of period                         4,786,697     4,727,720
Cash and cash equivalents, end of period   $4,778,618    $3,289,714
Supplemental Disclosure of
Cash Flow Information
Cash paid during the period for interest   $1,389,269    $1,765,816


Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event occurred subsequent to fiscal year 1997 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

The Partnership has reached an agreement in principle, subject to final negotiation and execution of a definitive agreement, to sell the Partnership's Properties for approximately $65 million, net of existing mortgage debt on the Properties, (the "Proposed Transaction"). Pursuant to the terms of the Proposed Transaction, the Partnership's interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, payable in shares of common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. After the Proposed Transaction is consummated, the Partnership will be liquidated.

The Proposed Transaction was agreed to in principle in connection with, and is conditioned upon, the settlement of three putative class action lawsuits that have been brought against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Settlement"). The Settlement contemplates the Proposed Transaction, the subsequent dissolution and liquidation of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. The Settlement is subject to the final negotiation and execution of a definitive agreement and is also conditioned upon final court approval of the Settlement. There can be no assurance that the Proposed Transaction will close as anticipated.

Upon execution of definitive documentation, a notice will be sent to all Limited Partners which will explain in greater detail the terms of the Proposed Transaction and Settlement.



Part I, Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations

During the three months ended March 31, 1998, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources:
(i) cash flow generated by the property located at Two Park Avenue (the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Management Company Inc., an affiliate of Mendik RELP Corporation, and (iv) the deferral of interest payments on the NYRES1 Loan. Because certain Properties may be sold, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

The Partnership has reached an agreement in principle, subject to final negotiation and execution of a definitive agreement, to sell the Partnership's Properties for approximately $65 million, net of existing mortgage debt on the Properties, (the "Proposed Transaction"). Pursuant to the terms of the Proposed Transaction, the Partnership's interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, payable in shares of common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. After the Proposed Transaction is consummated, the Partnership will be liquidated.

The Proposed Transaction was agreed to in principle in connection with, and is conditioned upon, the settlement of three putative class action lawsuits that have been brought against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Settlement"). The Settlement contemplates the Proposed Transaction, the subsequent dissolution and liquidation of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. The Settlement is subject to the final negotiation and execution of a definitive agreement and is also conditioned upon final court approval of the Settlement. There can be no assurance that the Proposed Transaction will close as anticipated.

Upon execution of definitive documentation, a notice will be sent to all Limited Partners which will explain in greater detail the terms of the Proposed Transaction and Settlement.

Park Avenue Property - As of March 31, 1998, the Park Avenue Property was approximately 98% leased. The costs of leasing space at the Property are being funded with existing Property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. Pursuant to the new Park Avenue mortgage loan, as discussed below, as of March 31, 1998, the Partnership had placed approximately $6.0 million in a reserve account to fund the costs of future leasing commissions and tenant improvements.

The Partnership refinanced the existing loan on the Park Avenue property in April 1997. Under the new mortgage, which matures on March 1, 2000, interest is payable at a floating rate (LIBOR plus 150 basis points), which should reduce the Partnership's debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event the Partnership repays the full amount due under the mortgage prior to maturity, which should provide the Partnership with flexibility in connection with the Partnership's plan to sell its 60% interest in Two Park Company (see above).

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

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 99% as of March 31, 1998. Individually, the 550 Mamaroneck building was 100% leased and the 600
Mamaroneck building was 98% leased.

During the third quarter of 1996, the Partnership obtained a one-year extension of the mortgage indebtedness to September 1997. Subsequently, three, three-month extensions were obtained to facilitate a sale of the Property, with a maturity date of June 26, 1998.

34th Street Property - As of March 31, 1998, the 34th Street Property was 100% leased. The largest tenant in the Property is the City of New York Human Resources Administration (the "City") occupying approximately 48% of the total leaseable area under a lease which was originally scheduled to expire in February 2001.

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


Operating Cash Reserves and Other Assets
The Partnership's consolidated cash reserves were $4,778,618 at March 31, 1998, largely unchanged from $4,786,697 at December
31, 1997.  Restricted cash was $7,182,391 at March 31, 1998 and
$7,041,844 at December 31, 1997.

Rent and other receivables totalled $728,885 at March 31, 1998, compared to $903,270 at December 31, 1997. The $174,385 decrease is primarily due to the timing of rental payments made by certain tenants at the Partnership's properties.

Other assets increased from $8,426,941 at December 31, 1997 to $12,596,401 at March 31, 1998. The $4,169,460 increase is primarily attributable to prepaid leasing commissions and real estate taxes.

Short- and Long-term Liabilities
Accounts payable and accrued expenses increased by $1,680,251 to $3,253,190 at March 31, 1998, compared to $1,572,939 at December
31, 1997. The increase is primarily attributable to the accrual of leasing commissions with respect to the 330 West 34th Street property.

Due to affiliates decreased from $2,956,140 at December 31, 1997 to $2,670,246 at March 31, 1998. The decrease is primarily due to the payment of cleaning and related expenses.

Results of Operations
For the three months ended March 31, 1998, the Partnership generated net income of $2,093,234, compared to a net loss of $156,258 for the corresponding period in 1997. The change from a net loss to net income is primarily attributable to a decrease of depreciation and amortization expense as a result of the properties being "held for sale" as of September 31, 1997, and an increase in rental income.

Rental income for the three months ended March 31, 1998 totalled
$9,261,488, compared to $8,607,411 for the corresponding period in 1997. The $654,077 increase is primarily attributable to increased occupancy and leasing activity.

Property operating expenses totalled $4,797,564 for the three months ended March 31, 1998, compared to $5,045,432 for the corresponding period in 1997. The $247,868 decrease is primarily attributable to lower utilities, repairs and maintenance, and real estate tax expenses.

Depreciation and amortization expense for the three months ended March 31, 1998 totalled $49,183, compared to $1,836,303 for the corresponding period in 1997. Since all of the Properties were "held for sale," effective September 30, 1997, the Partnership ceased depreciation as required by Statement of Financial Accounting Standards No. 121.

Interest expense declined from $1,744,992 for the quarter ended
March 31, 1997 to $1,387,394 for the corresponding period in 1998 as a result of the refinancing of the Two Park Avenue mortgages as of
April 15, 1997.

General and administrative expenses totalled $42,616 for the three months ended March 31, 1998, a $77,991 decrease from $120,607 for the corresponding period in 1997.






Part II   Other Information

Item 1    Not applicable.

Item 2    Not applicable.

Item 3    Legal.

The Partnership has reached an agreement in principle, subject to final negotiation and execution of a definitive agreement, to sell the Partnership's Properties for approximately $65 million, net of existing mortgage debt on the Properties, (the "Proposed Transaction"). Pursuant to the terms of the Proposed Transaction, the Partnership's interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, payable in shares of common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. After the Proposed Transaction is consummated, the Partnership will be liquidated.

The Proposed Transaction was agreed to in principle in connection with, and is conditioned upon, the settlement of three putative class action lawsuits that have been brought against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Settlement"). The Settlement contemplates the Proposed Transaction, the subsequent dissolution and liquidation of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. The Settlement is subject to the final negotiation and execution of a definitive agreement and is also conditioned upon final court approval of the Settlement. There can be no assurance that the Proposed Transaction will close as anticipated.

Upon execution of definitive documentation, a notice will be sent to all Limited Partners which will explain in greater detail the terms of the Proposed Transaction and Settlement.


Item 4    Not applicable.

Item 5    Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27)   Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MENDIK REAL ESTATE LIMITED PARTNERSHIP

                    BY:  NY REAL ESTATE SERVICES 1 INC.
                         A General Partner



Date: May 19, 1998       BY:  /s/ Mark Marcucci
                         Name:    Mark Marcucci
                         Title:   President and Director