Form 10-Q
period 1998-06-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1998-08-14
CIK 783996

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)
         X            Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

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


                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____








Consolidated Balance Sheets

                                               At June 30,       At December 31,
                                                     1998                  1997
Assets
Properties held for disposition             $ 120,524,331         $ 119,791,043
Cash and cash equivalents                       7,269,694             4,786,697
Restricted cash                                 7,207,806             7,041,844
Rent and other receivables,
net of allowance for doubtful
accounts of $118,611 in 1997                      713,067               903,270
Deferred rent receivable                       12,102,471            11,191,096
Other assets, net of accumulated
amortization of $4,409,912 in 1998
and $4,941,591 in 1997                         11,444,532             8,426,941
  Total Assets                              $ 159,261,901         $ 152,140,891
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses      $   3,678,934         $   1,572,939
 Deferred income                                5,414,180             5,904,654
 Due to affiliates                              2,822,981             2,956,140
 Security deposits payable                      1,185,306             1,116,249
 Accrued interest payable                         773,989               727,944
 Mortgages payable                             71,500,000            71,500,000
 Notes payable to affiliates                    2,230,000             2,230,000
  Total Liabilities                            87,605,390            86,007,926
Minority interest                              23,244,041            21,445,577

Partners' Capital (Deficit):
 General Partners                                (382,532)             (419,783)
 Limited Partners (395,169 units outstanding)  48,795,002            45,107,171
  Total Partners' Capital                      48,412,470            44,687,388
  Total Liabilities and Partners' Capital   $ 159,261,901         $ 152,140,891





Consolidated Statement of Partners' Capital (Deficit)

For the six months ended June 30, 1998
                                                          Special
                                   Limited      General   Limited
                                  Partners     Partners   Partner         Total
Balance at December 31, 1997   $45,107,171   $ (419,783)    $   _   $44,687,388
Net income                       3,687,831       37,251         _     3,725,082
Balance at June 30, 1998       $48,795,002   $ (382,532)    $   _   $48,412,470



Consolidated Statements of Operations

                      Three months ended June 30,      Six months ended June 30,
                                1998        1997           1998            1997
Income
Rent                     $ 9,113,859 $ 9,538,712   $ 18,375,347    $ 18,146,123
Interest                      96,103      69,373        159,112          82,281
  Total Income             9,209,962   9,608,085     18,534,459      18,228,404
Expenses
Property operating         5,073,012   4,977,212      9,870,576      10,022,644
Depreciation and
amortization                  49,184   2,156,062         98,367       3,992,365
Interest                   1,437,743   1,486,759      2,825,137       3,231,751
General and administrative   174,317     146,578        216,833         267,185
  Total Expenses           6,734,256   8,766,611     13,010,913      17,513,945
Income before
minority interest          2,475,706     841,474      5,523,546         714,459
Minority interest in
 consolidated venture       (843,858)   (372,420)    (1,798,464)       (401,663)
  Net Income              $1,631,848  $  469,054   $  3,725,082    $    312,796
Net Income Allocated:
To the General Partners   $   16,319  $    4,691   $     37,251    $      3,128
To the Special
Limited Partner                    _           _              _               _
To the Limited Partners    1,615,529     464,363      3,687,831         309,668
                          $1,631,848  $  469,054   $  3,725,082    $    312,796
Per limited partnership
unit (395,169)
outstanding:              $     4.09  $     1.18   $       9.33    $        .78


Consolidated Statements of Cash Flows

For the six months ended June 30,                        1998              1997
Cash Flows From Operating Activities
Net income                                       $  3,725,082     $     312,796
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                               _         3,044,792
 Amortization                                          98,367           947,573
 Minority interest in consolidated venture          1,798,464           401,663
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Restricted cash                                    (165,962)       (2,712,576)
  Rent and other receivables                          190,203          (328,199)
  Deferred rent receivable                           (911,375)         (655,803)
  Other assets                                     (3,115,958)         (309,545)
  Accounts payable and accrued expenses             2,105,995           520,281
  Deferred income                                    (490,474)         (196,685)
  Due to affiliates                                  (133,159)         (861,786)
  Security deposits payable                            69,057            13,777
  Accrued interest payable                             46,045          (144,230)
Net cash provided by operating activities           3,216,285            32,058
Cash Flows From Investing Activities
Additions to real estate assets                      (733,288)         (909,725)
Accounts payable - real estate assets                       _          (812,845)
U.S. Treasuries and Agencies                                _         2,121,910
Net cash provided by (used for)
investing activities                                 (733,288)          399,340
Cash Flows From Financing Activities
Mortgage refinancing costs                                  _          (565,609)
Net cash used for financing activities                      _          (565,609)
Net increase (decrease) in cash and
cash equivalents                                    2,482,997          (134,211)
Cash and cash equivalents, beginning of period      4,786,697         4,727,720
Cash and cash equivalents, end of period         $  7,269,694     $   4,593,509

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest         $  2,752,775     $   3,375,981


Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, statements of cash flows for the six months ended June 30, 1998 and 1997 and the statement of partners' capital (deficit) for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events occurred subsequent to fiscal year 1997, and no material contingency exists which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


ACQUISITION OR DISPOSITION OF ASSETS

The Partnership has previously discussed the existence of three purported class action lawsuits that have been brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 that contemplates the sale of the Partnership's interests in Saxon Woods Corporate Center, Two Park Avenue and 330 West 34th Street (collectively, the "Properties"; the proposed sale transaction is referred to herein as the "Proposed Transaction"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the settlement be sent to members of the class, including to current limited partners. The settlement is subject to the final approval of the Court. A final approval hearing will be held in the Court on September 23, 1998.

The Proposed Transaction contemplates that the Partnership will sell the Properties for approximately $64.5 million, net of existing mortgage debt on Two Park Avenue. The Partnership's approximate 60% interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, after deducting $39 million of existing mortgage debt, to be paid in a combination of cash and common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. The Proposed Transaction has been agreed to in principle, but remains subject to final negotiation and execution of a definitive purchase and sale agreement. The Proposed Transaction is also conditioned upon final Court approval of the settlement.

There can be no assurance that the settlement will be approved by the Court or that the Proposed Transaction will close as anticipated.


Part I, Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 1998, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue ("Two Park Avenue" or the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Management Company Inc., an affiliate of Mendik RELP Corporation, and (iv) the deferral of interest payments on the NYRES1 Loan. Because certain Properties may be sold, it is expected that funds from certain of these sources may be reduced or unavailable in the future.

The Partnership has previously discussed the existence of three purported class action lawsuits that have been brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 that contemplates the sale of the Partnership's interests in Saxon Woods Corporate Center, Two Park Avenue and 330 West 34th Street (collectively, the "Properties"; the proposed sale transaction is referred to herein as the "Proposed Transaction"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the settlement be sent to members of the class, including to current limited partners. The settlement is subject to the final approval of the Court. A final approval hearing will be held in the Court on September 23, 1998.

The Proposed Transaction contemplates that the Partnership will sell the Properties for approximately $64.5 million, net of existing mortgage debt on Two Park Avenue. The Partnership's approximate 60% interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, after deducting $39 million of existing mortgage debt, to be paid in a combination of cash and common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. The Proposed Transaction has been agreed to in principle, but remains subject to final negotiation and execution of a definitive purchase and sale agreement. The Proposed Transaction is also conditioned upon final Court approval of the settlement.

There can be no assurance that the settlement will be approved by the Court or that the Proposed Transaction will close as anticipated.

Park Avenue Property - As of June 30, 1998, the Park Avenue Property was approximately 98% leased. The costs of leasing space at the Property are being funded with existing Property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. Pursuant to the new Park Avenue mortgage loan, as discussed below, as of June 30, 1998, the Partnership had placed approximately $6.0 million in a reserve account to fund the costs of future leasing commissions and tenant improvements.

The Partnership refinanced the existing loan on the Park Avenue property in April 1997. Under the new mortgage, which matures on March 1, 2000, interest is payable at a floating rate (LIBOR plus 150 basis points), which should reduce the Partnership's debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event the Partnership repays the full amount due under the mortgage prior to maturity, which should provide the Partnership with flexibility in connection with the Partnership's plan to sell its approximate 60% interest in Two Park Company (see above).

The remaining 40% interest in the Park Avenue Property is owned by B&B Park Avenue L.P. ("B&B"), of which Mendik RELP Corporation was a general partner. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that owned substantially all of the interest in B&B to acquire their interest in B&B. The closing under the contract took place on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Realty Company, Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997. In connection with this transaction, Mendik Management assumed all property management and leasing responsibilities at the Properties, which were formerly performed by Mendik Realty.

Major tenants at the Park Avenue Property are The Times Mirror Company Inc., which leases approximately 292,000 square feet (approximately 31% of the total leaseable area in the Property) under leases expiring on September 30, 2010, and United Way. United Way leases approximately 61,000 square feet (approximately 6% of the total leaseable area in the Property) under a lease expiring on November 30, 2013.

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 98% as of June 30, 1998. Individually, the 550 Mamaroneck building was 97% leased and the 600 Mamaroneck building was 98% leased.

During the third quarter of 1996, the Partnership obtained a one- year extension of the mortgage indebtedness to September 1997. Subsequently, extensions of the maturity date until September 30, 1998 were obtained to facilitate a sale of the Property.

34th Street Property - As of June 30, 1998, the 34th Street Property was 100% leased. The largest tenant in the Property is the City of New York Human Resources Administration (the "City") occupying approximately 48% of the total leaseable area under a lease which is scheduled to expire in February 2007. Information regarding the amendment and extension of the City's lease is contained with the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

The 34th Street Property is no longer encumbered by a mortgage obligation. The previous mortgage was paid off in June 1995. Funding for the payoff was provided by an affiliate of NYRES1. The NYRES1 Loan bears interest at the prime rate less one and one- quarter percent and matures upon the earlier of December 31, 2025 or the termination of the Partnership. Accrued interest and principal are payable on a current basis to the extent there is net cash flow available from the property. The loan is an unsecured obligation of the Partnership. In connection with the loan, Mendik Management agreed to continue to defer its management fees and leasing commissions with respect to the property.

Operating Cash Reserves and Other Assets
The Partnership's consolidated cash reserves were $7,269,694 at June 30, 1998, increased from $4,786,697 at December 31, 1997. The increase is due to cash flow from operating activities exceeding real estate additions. Restricted cash was $7,207,806 at June 30, 1998 and $7,041,844 at December 31, 1997.

Rent and other receivables totalled $713,067 at June 30, 1998, compared to $903,270 at December 31, 1997. The $190,203 decrease is primarily due to the timing of rental payments made by certain tenants at the Partnership's properties. The increase in deferred rent receivable from $11,191,096 at December 31, 1997 to $12,102,471 at June 30, 1998 is attributable to the cumulative effect of new leases.

Other assets increased from $8,426,941 at December 31, 1997 to $11,444,532 at June 30, 1998. The $3,017,591 increase is primarily attributable to prepaid leasing commissions.

Short- and Long-term Liabilities
Accounts payable and accrued expenses increased by $2,105,995 to $3,678,934 at June 30, 1998, compared to $1,572,939 at December 31, 1997. The increase is primarily attributable to the accrual of leasing commissions with respect to the 330 West 34th Street property.

Results of Operations
For the three and six months ended June 30, 1998, the Partnership generated net income of $1,631,848 and $3,725,082, respectively, compared to $469,054 and $312,796 for the corresponding periods in 1997. The increase in net income is primarily attributable to a decrease of depreciation and amortization expense as a result of the Two Park Avenue and 330 West 34th Street properties being "held for sale" as of September 30, 1997.

Rental income for the three and six months ended June 30, 1998 totalled $9,113,859 and $18,375,347, respectively, compared to $9,538,712 and
$18,146,123 for the corresponding periods in 1997. The decrease in the three month period is the result of reduced base rent at the Two Park Property and the increase in the six month period is primarily attributable to increased occupancy and leasing activity.

Property operating expenses were largely unchanged during the period, totalling $5,073,012 and $9,870,576 for the three and six months ended June 30, 1998, respectively, compared to $4,977,212 and $10,022,644 for the corresponding periods in 1997.

Depreciation and amortization expense for the three and six months ended June 30, 1998 totalled $49,184, and $98,367, respectively, compared to $2,156,062 and $3,992,365 for the corresponding periods in 1997. Since all of the Properties were "held for sale," as of September 30, 1997, the Partnership ceased recording depreciation as required by Statement of Financial Accounting Standards No. 121.

Interest expense declined from $1,486,759 and $3,231,751 for the three and six months ended June 30, 1997, respectively, to $1,437,743 and $2,825,137 for the corresponding periods in 1998 as a result of the refinancing of the Two Park Avenue mortgages as of April 15, 1997.

General and administrative expenses totalled $174,317 and $216,833 for the three and six months ended June 30, 1998, respectively, compared to $146,578 and $267,185 for the corresponding periods in 1997. The $27,739 increase for the quarter ended June 30, 1998 was the result of quarterly audit fee billing and legal expenses. The $50,352 decrease for the six- month period was primarily attributable to reduced postage expenses.






Part II   Other Information

Item 1    Not applicable.

Item 2    Not applicable.

Item 3    Legal.

The Partnership has previously discussed the existence of three purported class action lawsuits that have been brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 that contemplates the sale of the Partnership's interests in Saxon Woods Corporate Center, Two Park Avenue and 330 West 34th Street (collectively, the "Properties"; the proposed sale transaction is referred to herein as the "Proposed Transaction"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the settlement be sent to members of the class, including to current limited partners. The settlement is subject to the final approval of the Court. A final approval hearing will be held in the Court on September 23, 1998.

The Proposed Transaction contemplates that the Partnership will sell the Properties for approximately $64.5 million, net of existing mortgage debt on Two Park Avenue. The Partnership's approximate 60% interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, after deducting $39 million of existing mortgage debt, to be paid in a combination of cash and common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. The Proposed Transaction has been agreed to in principle, but remains subject to final negotiation and execution of a definitive purchase and sale agreement. The Proposed Transaction is also conditioned upon final Court approval of the settlement.

There can be no assurance that the settlement will be approved by the Court or that the Proposed Transaction will close as anticipated.


Item 4    Not applicable.

Item 5    Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27)   Financial Data Schedule

          (b) Reports on Form 8-K - On July 8, 1998 the Partnership filed a Current Report on Form 8-K reporting that the Partnership had entered into a settlement of certain class action lawsuits, which settlement contemplates the sale of the Partnership's interests in the Properties.



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



                             MENDIK REAL ESTATE LIMITED PARTNERSHIP

                        BY:  NY REAL ESTATE SERVICES 1 INC.
                             General Partner



Date: August 14, 1998   BY:  /s/     Mark Marcucci
                             Name:   Mark Marcucci
                             Title:  President and Chief Financial Officer