Form 10-Q
period 1998-09-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1998-11-16
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998

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

                                 Yes X   No ____

CONSOLIDATED BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                             ---------------    --------------
Assets
Properties held for disposition                 $123,611,589      $119,791,043
Cash and cash equivalents                          5,168,539         4,786,697
Restricted cash                                    7,195,419         7,041,844
Rent and other receivables, net of allowance
  for doubtful accounts of $118,611 in 1997        1,125,578           903,270
Deferred rent receivable                          12,990,489        11,191,096
Other assets, net of accumulated amortization
  of $4,886,815 in 1998 and $4,941,591 in 1997    12,814,407         8,426,941
                                                ------------      ------------
      Total Assets                              $162,906,021      $152,140,891
                                                ============      ============
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses         $  4,396,808      $  1,572,939
  Deferred income                                  5,196,287         5,904,654
  Due to affiliates                                2,874,256         2,956,140
  Security deposits payable                        1,195,419         1,116,249
  Accrued interest payable                           807,670           727,944
  Mortgages payable                               71,500,000        71,500,000
  Notes payable to affiliates                      2,230,000         2,230,000
                                                ------------      ------------
      Total Liabilities                           88,200,440        86,007,926
                                                ------------      ------------
Minority interest                                 24,159,722        21,445,577
                                                ------------      ------------
Partners' Capital (Deficit):
  General Partners                                  (361,198)         (419,783)
  Limited Partners (395,169 units outstanding)    50,907,057        45,107,171
                                                ------------      ------------
      Total Partners' Capital                     50,545,859        44,687,388
                                                ------------      ------------
      Total Liabilities and Partners' Capital   $162,906,021      $152,140,891
                                                ============      ============


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended September 30, 1998
                                                         Special
                                 Limited     General     Limited
                                Partners    Partners     Partner         Total
                             -----------   ---------    --------   -----------
Balance at
  December 31, 1997          $45,107,171   $(419,783)   $     --   $44,687,388
Net income                     5,799,886      58,585          --     5,858,471
                             -----------   ---------    --------   -----------
Balance at
  September 30, 1998         $50,907,057   $(361,198)    $    --   $50,545,859
                             ===========   =========    ========   ===========

CONSOLIDATED STATEMENTS OF OPERATIONS
                              Three months ended             Nine months ended
                                    September 30,                 September 30,
                             1998           1997           1998           1997
                      -----------    -----------    -----------    -----------
Income
Rent                  $10,069,140    $ 9,856,922    $28,444,487    $27,819,819
Interest                   87,198         58,314        246,310        140,595
                      -----------    -----------    -----------    -----------
      Total Income     10,156,338      9,915,236     28,690,797     27,960,414
                      -----------    -----------    -----------    -----------
Expenses
Property operating      5,520,553      5,834,010     15,391,129     15,856,654
Depreciation and
  amortization             49,183      1,906,374        147,550      5,898,739
Interest                1,331,371      1,453,476      4,156,508      4,685,227
General and
  administrative          206,161        171,763        422,994        438,948
                      -----------    -----------    -----------    -----------
      Total Expenses    7,107,268      9,365,623     20,118,181     26,879,568
                      -----------    -----------    -----------    -----------
Income before
  minority interest     3,049,070        549,613      8,572,616      1,080,846
Minority interest
  in consolidated
  venture                (915,681)      (297,233)    (2,714,145)      (698,896)
                      -----------    -----------    -----------    -----------
      Net Income      $ 2,133,389    $   252,380    $ 5,858,471    $   381,950
                      ===========    ===========    ===========    ===========
Net Income Allocated:
To the General
  Partners            $    21,334    $     2,524    $    58,585    $     3,820
To the Special
  Limited Partner              --             --             --             --
To the Limited
  Partners              2,112,055        249,856      5,799,886        378,130
                      -----------    -----------    -----------    -----------
                      $ 2,133,389    $   252,380    $ 5,858,471    $   381,950
                      ===========    ===========    ===========    ===========
Per limited
  partnership unit
 (395,169)
  outstanding:             $ 5.35         $ 0.63        $ 14.68         $ 0.96
                           ------         ------        -------         ------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                           1998           1997
                                                    -----------    -----------
Cash Flows From Operating Activities
Net income                                          $ 5,858,471    $    381,950
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                               --      4,614,851
  Amortization                                          147,550      1,283,888
  Minority interest in consolidated venture           2,714,145        698,896
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                    (153,575)    (4,548,815)
    Rent and other receivables                         (222,308)      (160,681)
    Deferred rent receivable                         (1,799,393)      (821,827)
    Other assets                                     (4,535,016)    (1,351,829)
    Accounts payable and accrued expenses             2,823,869        450,897
    Deferred income                                    (708,367)      (459,669)
    Due to affiliates                                   (81,884)      (789,583)
    Security deposits payable                            79,170         71,444
    Accrued interest payable                             79,726       (116,884)
                                                    -----------    -----------
Net cash provided by (used for)
  operating activities                                4,202,388       (747,362)
                                                    -----------    -----------
Cash Flows From Investing Activities
Additions to real estate assets                      (3,820,546)    (1,190,202)
Accounts payable - real estate assets                        --     (1,076,267)
U.S. Treasuries and Agencies                                 --      2,121,910
                                                    -----------    -----------
Net cash used for investing activities               (3,820,546)      (144,559)
                                                    -----------    -----------
Cash Flows From Financing Activities
Mortgage refinancing costs                                   --       (565,609)
                                                    -----------    -----------
Net cash used for financing activities                       --       (565,609)
                                                    -----------    -----------
Net increase (decrease) in cash
  and cash equivalents                                  381,842     (1,457,530)
Cash and cash equivalents, beginning of period        4,786,697      4,727,720
                                                    -----------    -----------
Cash and cash equivalents, end of period            $ 5,168,539    $ 3,270,190
                                                    ===========    ===========
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest            $ 4,076,782    $ 4,802,111
                                                    -----------    -----------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, statements of cash flows for the nine months ended September 30, 1998 and 1997 and the statement of partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events occurred subsequent to fiscal year 1997, and no material contingency exists which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


ACQUISITION OR DISPOSITION OF ASSETS

The Partnership has previously discussed the existence of three purported class action lawsuits that have been brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 that contemplates the sale of the Partnership's interests in Saxon Woods Corporate Center, Two Park Avenue and 330 West 34th Street (collectively, the "Properties"; the sale transaction is referred to herein as the "Transaction"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the settlement be sent to members of the class, including to current limited partners. The settlement was approved by the Court on September 23, 1998 and that decision became final and subject to no further appeal on November 6, 1998.

The Transaction contemplates that the Partnership will sell the Properties for approximately $64.5 million, net of existing mortgage debt on Two Park Avenue. The Partnership's approximate 60% interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, after deducting $39 million of existing mortgage debt, to be paid in a combination of cash and common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. The Transaction is scheduled to close on or before December 7, 1998.

There can be no assurance that the Transaction will close as anticipated.

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

During the nine months ended September 30, 1998, the Partnership funded operating costs, the cost of tenant improvements, leasing commissions, and building capital improvements from four sources: (i) cash flow generated by the property located at Two Park Avenue ("Two Park Avenue" or the "Park Avenue Property"), the Partnership's leasehold interest in 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Corporate Center") and the Partnership's leasehold interest in the property located at 330 West 34th Street, New York, New York (the "34th Street Property"), (ii) Partnership reserves, (iii) the deferral of property management fees and leasing commissions with respect to certain of the Properties by Mendik Management Company Inc., an affiliate of Mendik RELP Corporation, and (iv) the deferral of interest payments on the NYRES1 Loan.

The Partnership has previously discussed the existence of three purported class action lawsuits that have been brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 that contemplates the sale of the Partnership's interests in Saxon Woods Corporate Center, Two Park Avenue and 330 West 34th Street (collectively, the "Properties"; the sale transaction is referred to herein as the "Transaction"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the settlement be sent to members of the class, including to current limited partners. The settlement was approved by the Court on September 23, 1998 and that decision became final and subject to no further appeal on November 6, 1998.

The Transaction contemplates that the Partnership will sell the Properties for approximately $64.5 million, net of existing mortgage debt on Two Park Avenue. The Partnership's approximate 60% interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, after deducting $39 million of existing mortgage debt, to be paid in a combination of cash and common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. The Transaction is scheduled to close on or before December 7, 1998.

There can be no assurance that the Transaction will close as anticipated.

Park Avenue Property - As of September 30, 1998, the Park Avenue Property was approximately 98% leased. The costs of leasing space at the Property are being funded with existing Property cash flow and reserves maintained by the joint venture that owns the Park Avenue Property. Pursuant to the new Park Avenue mortgage loan, as discussed below, as of September 30, 1998, the Partnership had placed approximately $6.0 million in a reserve account to fund the costs of future leasing commissions and tenant improvements.

The Partnership refinanced the existing loan on the Park Avenue property in April 1997. Under the new mortgage, which matures on March 1, 2000, interest is payable at a floating rate (LIBOR plus 150 basis points), which should reduce the Partnership's debt service costs (assuming short-term LIBOR rates remain stable). Additionally, there will be no prepayment penalty (other than in connection with breakage costs of any LIBOR contract), in the event the Partnership repays the full amount due under the mortgage prior to maturity, which should provide the Partnership with flexibility in connection with the Partnership's plan to sell its approximate 60% interest in Two Park Avenue (see above).

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

Saxon Woods Corporate Center - The Saxon Woods Corporate Center consists of two office buildings, which had a combined leased rate of approximately 98% as of September 30, 1998. Individually, the 550 Mamaroneck building was 97% leased and the 600 Mamaroneck building was 98% leased.

During the third quarter of 1996, the Partnership obtained a one-year extension of the mortgage indebtedness to September 1997. Subsequently, extensions of the maturity date until December 26, 1998 were obtained to facilitate a sale of the Property.

34th Street Property - As of September 30, 1998, the 34th Street Property was 100% leased. The largest tenant in the Property is the City of New York Human Resources Administration (the "City") occupying approximately 48% of the total leaseable area under a lease which is scheduled to expire in February 2007. Information regarding the amendment and extension of the City's lease is contained with the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

Operating Cash Reserves and Other Assets
The Partnership's consolidated cash reserves were $5,168,539 at September 30, 1998, increased from $4,786,697 at December 31, 1997. The increase is due to cash flow from operating activities exceeding real estate additions. Restricted cash was $7,195,419 at September 30, 1998 and $7,041,844 at December 31, 1997.

Rent and other receivables totaled $1,125,578 at September 30, 1998, compared to $903,270 at December 31, 1997. The $222,308 increase is primarily due to the timing of rental payments made by certain tenants at the Partnership's Properties. The increase in deferred rent receivable from $11,191,096 at December 31, 1997 to $12,990,489 at September 30, 1998 is attributable to the cumulative effect of new leases.

Other assets increased from $8,426,941 at December 31, 1997 to $12,814,407 at September 30, 1998. The $4,387,466 increase is primarily attributable to prepaid leasing commissions.

Short- and Long-term Liabilities
Accounts payable and accrued expenses increased by $2,823,869 to $4,396,808 at September 30, 1998, compared to $1,572,939 at December 31, 1997. The increase is primarily attributable to the accrual of leasing commissions with respect to the 330 West 34th Street property.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership generated net income of $2,133,389 and $5,858,471, respectively, compared to $252,380 and $381,950 for the corresponding periods in 1997. The increase in net income is primarily attributable to a decrease of depreciation and amortization expense as a result of the Two Park Avenue and 330 West 34th Street properties being "held for sale" as of September 30, 1997.

Rental income for the three and nine months ended September 30, 1998 totaled $10,069,140 and $28,444,487, respectively, compared to $9,856,922 and
$27,819,819 for the corresponding periods in 1997. The increase in the three-month period is the result of increased base rent at the Two Park Avenue Property, and the increase in the nine-month period is primarily attributable to increased leasing activity.

Property operating expenses decreased slightly from the 1997 periods, totaling $5,520,553 and $15,391,129 for the three and nine months ended September 30, 1998, respectively, compared to $5,834,010 and $15,856,654 for the corresponding periods in 1997. The decrease is primarily attributable to decreases in real estate tax, and repairs and maintenance expense.

Depreciation and amortization expense for the three and nine months ended September 30, 1998 totaled $49,183, and $147,550, respectively, compared to $1,906,374 and $5,898,739 for the corresponding periods in 1997. Since all of the Properties were "held for sale," commencing September 30, 1997, the Partnership ceased recording depreciation as required by Statement of Financial Accounting Standards No. 121.

Interest expense declined from $1,453,476 and $4,685,227 for the three and nine months ended September 30, 1997, respectively, to $1,331,371 and $4,156,508 for the corresponding periods in 1998 as a result of the refinancing of the Two Park Avenue mortgages as of April 15, 1997.

General and administrative expenses totaled $206,161 and $422,994 for the three and nine months ended September 30, 1998, respectively, compared to $171,763 and $438,948 for the corresponding periods in 1997. The $34,398 increase for the quarter was primarily the result of quarterly audit fee billing and legal expenses. The $15,954 decrease for the nine-month period was primarily attributable to reduced postage expenses.


Part II           Other Information

Item 1            Not applicable.

Item 2            Not applicable.

Item 3            Legal.

The Partnership has previously discussed the existence of three purported class action lawsuits that have been brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 that contemplates the sale of the Partnership's interests in Saxon Woods Corporate Center, Two Park Avenue and 330 West 34th Street (collectively, the "Properties"; the sale transaction is referred to herein as the "Transaction"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the settlement be sent to members of the class, including to current limited partners. The settlement was approved by the Court on September 23, 1998 and that decision became final and subject to no further appeal on November 6, 1998.

The Transaction contemplates that the Partnership will sell the Properties for approximately $64.5 million, net of existing mortgage debt on Two Park Avenue. The Partnership's approximate 60% interest in Two Park Avenue is to be purchased by an affiliate of Vornado Realty Trust for approximately $34.5 million, after deducting $39 million of existing mortgage debt, to be paid in a combination of cash and common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street are to be purchased for an aggregate price of $30 million in cash by Vornado Realty, L.P., or an affiliate thereof. Both Vornado Realty Trust and Vornado Realty, L.P. are affiliates of Mendik RELP Corporation. The Transaction is scheduled to close on or before December 7, 1998.

There can be no assurance that the Transaction will close as anticipated.

Item 4            Not applicable.

Item 5            Not applicable.

Item 6            Exhibits and reports on Form 8-K.

                  (a) Exhibits -

                      (2) Purchase and Sale Agreement between the Partnership and Vornado relating to the sale of the Properties (incorporated by reference to Exhibit 2 to the Form 8-K filed on October 9, 1998).

                      (27) Financial Data Schedule

                  (b) Reports on Form 8-K

                      On July 8, 1998 the Partnership filed a Current Report on Form 8-K reporting that the Partnership had entered into a settlement of certain class action lawsuits, which settlement contemplates the sale of the Partnership's interests in the Properties.

                      On October 9, 1998, the Partnership filed a Current Report on Form 8-K reporting the execution of a definitive Purchase and Sale Agreement regarding the Transaction.

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



                                     MENDIK REAL ESTATE LIMITED PARTNERSHIP

                               BY:   NY REAL ESTATE SERVICES 1 INC.
                                       General Partner



Date:  November 16, 1998             BY:  /s/Mark J. Marcucci
                                          --------------------------
                                          Mark J. Marcucci
                                          President and
                                          Chief Financial Officer