Form 10-K
period 1998-12-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1999-04-15
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X             Annual Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       OR

              Transition Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

            For the transition period from to           to
                                              ---------    ---------


                         Commission file number: 0-15463
                                                 -------


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                     --------------------------------------
              Exact name of registrant as specified in its charter


          New York                                               11-2774249
          --------                                               ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York            10285
--------------------------------------------------------            -----
Address of principal executive offices                            Zip code

Registrant's telephone number, including area code:  (212) 526-3183
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
                      -------------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

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

Documents Incorporated by Reference:  None

                                     PART I

Item 1.  Business

General
-------
Mendik Real Estate Limited Partnership (the "Partnership" or "Registrant") is a New York limited partnership formed in October 1985 pursuant to an agreement of limited partnership (as amended, the "Partnership Agreement") for the purpose of acquiring, maintaining and operating income-producing commercial office buildings in the Greater New York Metropolitan Area. NY Real Estate Services 1 Inc., a Delaware corporation ("NYRES1") (formerly known as Hutton Real Estate Services XV, Inc.), and Mendik RELP Corporation (formerly known as Mendik Corporation), a New York corporation, are the general partners (together, the "General Partners") of the Registrant. (See Item 10.)

Commencing May 7, 1986, the Partnership began offering up to a maximum of 1,000,000 units of limited partnership interest (the "Units") at $500 per Unit with a minimum required purchase of 10 Units or $5,000 (four Units for an Individual Retirement Account or Keogh Plan). The Partnership offered Class A Units to taxable investors and Class B Units to tax-exempt investors. The offering of Units was completed on September 18, 1987. The Partnership held closings on June 18, 1986, September 4, 1986, January 22, 1987, March 31, 1987, June 1, 1987 and September 18, 1987 at which time investors who purchased the Units ("Investor Limited Partners") were admitted to the Partnership. Investor Limited Partners are not required to make any further capital contributions to the Partnership. Upon completion of the offering on September 18, 1987 the Partnership had accepted subscriptions for 395,169 Units for gross aggregate cash proceeds to the Partnership of $197,584,500. Net proceeds to the Partnership after deducting selling commissions, organization expenses, and other expenses of the offering were approximately $172,766,598. These proceeds were used to: (i) repay the principal and interest of interim financing obtained by the Partnership to fund the acquisition of a property located at 1351 Washington Boulevard, Stamford, Connecticut (the "Stamford Property"); (ii) acquire the leasehold interests in a property located on Mamaroneck Avenue in Harrison, New York (the "Saxon Woods Corporate Center") and in a property located at 330 West 34th Street, New York, New York (the "34th Street Property") and; (iii) acquire an approximate 60% interest in Two Park Company, the joint venture which owns a property located at Two Park Avenue, New York, New York (the "Park Avenue Property") (collectively, the "Properties"). The remaining 40% interest in Two Park Company was owned by B&B Park Avenue L.P., of which Mendik RELP Corporation was the general partner. On April 15, 1997, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, acquired substantially all of the interest in B&B Park Avenue L.P. Following this sale, FW/Mendik REIT LLC conveyed its interest in B&B Park Avenue L.P. to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Management Company, Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997. In connection with this transaction, Mendik Management Company Inc. ("Mendik Management") assumed all property management and leasing responsibilities at the Properties, which were formerly performed by Mendik Realty Company, Inc. ("Mendik Realty"). On December 29, 1994, the Partnership transferred title to the Stamford Property to the mortgage holder in lieu of foreclosure. See Note 4 to the Consolidated Financial Statements under
Item 8 for a further discussion of the transfer of the Stamford Property.

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

Property Sales
--------------
In consideration of an improvement in the real estate markets in which the Properties are located, as well as the high occupancy rates of each of the Properties, the General Partners commenced efforts in early 1998 to sell their interest in each of the three remaining Properties. On November 17, 1998, the Partnership completed the sale of its ownership interests in the Properties (the "Sale") to affiliates of Vornado, an affiliate of Mendik RELP Corporation, a General Partner, for a selling price of $52,212,198, net of the Partnership's share of existing mortgage debt on Two Park Avenue and Saxon Woods, litigation settlement costs, and closing adjustments. The Sale was completed as part of the settlement of three purported class action lawsuits that were brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Settlement"). See Item 3 and Item 7 for discussions of the Settlement and Sale. The General Partners are currently in the process of winding up the Partnership's affairs, and expect to dissolve the Partnership during 1999.

Employees
---------
The Partnership has no employees. For a discussion of transactions with affiliates, see Item 13 and Note 7 to the Consolidated Financial Statements under Item 8.


Item 2.  Properties

The Partnership completed the Sale of the Properties on November 17, 1998 and owned no real property at December 31, 1998. See Item 7 for discussions of the Sale.


Item 3.  Legal Proceedings

The Partnership has previously disclosed the existence of three purported class action lawsuits that were brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 (the "Settlement") that contemplated the sale of the Partnership's interests in its three remaining Properties (the "Sale"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the Settlement be sent to members of the class, including to current limited partners. The Settlement was approved by the Court on September 23, 1998 and that decision became final and subject to no further appeal on November 6, 1998. Accordingly, on November 17, 1998, the Partnership completed the Sale of the Properties. See Item 7 for a discussion of the terms of the Sale. Under the terms of the Settlement, the Partnership incurred total litigation settlement costs of $2,957,843 for plaintiffs' attorneys' fees and expenses, and payment of claims of former limited partners. These costs were paid from the proceeds from the Sale in accordance with the Settlement.

The General Partners are currently in the process of winding up the Partnership's affairs, and expect to dissolve the Partnership during 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1998, there were 18,984 holders of Units. No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The transfer of Units is subject to significant restrictions, including the requirement that an Investor Limited Partner may transfer his Units only with the consent of the General Partners, which consent may be withheld in the sole and absolute discretion of the General Partners.

For the years ended December 31, 1998 and 1997, no cash distributions were paid to the partners. As a result of the completion of the Sale in November 1998, the Partnership paid a cash distribution to the Limited Partners on February 2, 1999, in the amount of $82.45 per Class A Unit and $182.91 per Class B Unit. Certain funds have been set aside to provide for the Partnership's ongoing liabilities and expenses through dissolution. Any cash remaining after payment of these expenses will be distributed to the Limited Partners when the Partnership is dissolved.

In 1998, the Partnership distributed 36,971 shares of Vornado Realty Trust common stock valued at $33.90 per share at a total value of $1,253,347.


Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's Consolidated Financial Statements and notes thereto included under
Item 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

                                                     At or for the Years Ended December 31,
                                         1998          1997          1996             1995           1994
-----------------------------------------------------------------------------------------------------------------
                                                (Dollars in thousands, except for per Unit data)(1)

Total income(2)                      $ 34,520      $ 36,434      $ 36,549         $ 33,549       $ 39,571(8)

Income (loss) before
other income                            3,910         5,113(7)    (47,092)(6)(7)    (4,635)        (6,174)(9)(10)

Other income                            3,039(3)         --            --           16,248             --

Net income (loss)(4)                    6,949         5,113(7)    (47,092)(6)(7)    11,613(8)      (6,174)(9)(10)

Total assets                           51,804       152,141(2)    146,458(2)       213,013(2)     220,468(2)

Total mortgages and
notes payable                              --        73,730(2)     73,730(2)        72,275(2)      95,161(2)

Net cash provided by (used for)
operating activities(2)                (1,398)        7,628         4,348            15,247         4,279

Net income (loss) per Unit(4)(5)        17.41         12.81(7)    (117.97)(6)(7)      24.43(8)     (15.47)(9)(10)

Cash distributions
per Unit(5)
   Class A                              82.45            --            --                --            --
   Class B                             182.91            --            --                --            --
-----------------------------------------------------------------------------------------------------------------

Notes:

(1) Selected Financial Data and the Consolidated Financial Statements include the accounts of Two Park Company, a joint venture of which the Partnership owned an approximate 60% interest. The joint venture interest was sold by the Partnership in November 1998.

(2) Includes the approximate 40% interest in Two Park Company not owned by the Partnership.

(3) Represents the net gain from the sale of the Properties, consisting of a gain on sale of real estate of $3,581,009 and a loss on sale of marketable securities of $541,956.

(4) Excludes the approximate 40% interest in Two Park Company not owned by the Partnership.

(5)  395,169 Units outstanding.

(6) Includes an unrealized loss on property held for disposition of $5,411,536 at December 31, 1996. See Item 7.

(7) Includes a write-down in 1996 of the carrying value of the Partnership's Properties in the amount of $59,491,089 at December 31, 1996. In 1997, includes a recovery of the valuation allowance on the Saxon Woods property of $2,920,968. See Item 7.

(8) Includes a $16,247,734 gain on retirement of debt resulting from the discounted payoff of the 34th Street Line of Credit in June 1995.

(9) Includes a $5,564,391 gain on transfer in lieu of foreclosure resulting from the transfer of the Stamford Property on December 29, 1994.

(10) Includes an unrealized loss on properties held for disposition of $4,010,962 at December 31, 1994.



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

In consideration of an improvement in the real estate markets in which the Properties are located, as well as the high occupancy rates of each of the Properties, the General Partners commenced efforts to sell their interest in each of the three remaining Properties. On November 17, 1998, the Partnership completed the sale of its ownership interests in the Properties (the "Sale") to affiliates of Vornado Realty Trust, a publicly-traded real estate investment trust ("Vornado") and an affiliate of Mendik RELP Corporation, a General Partner, for a selling price of $52,212,198, net of the Partnership's share of existing mortgage debt on Two Park Avenue and Saxon Woods, litigation settlement costs, and closing adjustments. The Partnership's approximate 60% interest in Two Park Avenue was sold for approximately $34.6 million, after deducting $39 million of existing mortgage debt. The sales proceeds were a combination of cash and common stock of Vornado. The remaining 40% interest in the Park Avenue Property is owned by an affiliate of Vornado. Saxon Woods Corporate Center and 330 West 34th Street were purchased for an aggregate price of $30 million in cash. The Sale resulted in a gain on sale of real estate of $3,581,009 which was reflected in the Partnership's results of operations for the year ended December 31, 1998. Reference is made to the Definitive Purchase and Sale Agreement, filed as an exhibit to the Registrant's Report on 8-K filed on October 9, 1998.

The Sale was completed as part of the settlement of three purported class action lawsuits that were brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Settlement"). The Sale occurred following the Court's judgment of approval of the Settlement, which became final on November 6, 1998. See Item 3 for a discussion of the Settlement.

As a result of the completion of the Sale, the Partnership paid a cash distribution to the Limited Partners on February 2, 1999, in the amount of $82.45 per Class A Unit and $182.91 per Class B Unit. Certain funds have been set aside to provide for the Partnership's ongoing liabilities and expenses through dissolution. Any cash remaining after payment of these expenses will be distributed to the Limited Partners when the Partnership is dissolved. The General Partners are currently in the process of winding up the Partnership's affairs, and expect to dissolve the Partnership during 1999.

The Partnership's cash and cash equivalents totaled $50,641,931 at December 31, 1998, compared with $4,786,697 at December 31, 1997. The increase in cash and cash equivalents is primarily due to net proceeds received from the Sale of the Properties on November 17, 1998 that were not distributed to Limited Partners until February 2, 1999.

As a result of the Sale, the following balance sheet categories decreased to $-0- at December 31, 1998: properties held for disposition, restricted cash, deferred rent receivable, deferred income, security deposits payable, accrued interest payable, mortgages payable and notes payable to affiliates.

Rent and other receivables increased to $1,157,368 at December 31, 1998, compared to $903,270 at December 31, 1997. The increase is due to the timing difference of collections of rental payments. Other assets decreased from $8,426,941 at December 31, 1997 to $5,000 at December 31, 1998, primarily due to the Sale.

At December 31, 1998, the Partnership had a distribution payable totaling $47,456,352, which distribution was paid on February 2, 1999. A distribution of Vornado common shares was made to the limited partners in 1998 for those investors electing to receive Vornado common shares instead of cash. Such distribution represents net proceeds from the Sale and a portion of the Partnership's cash reserves. Certain funds have been set aside to provide for the Partnership's ongoing liabilities and expenses through dissolution. Any cash remaining after payment of these expenses will be distributed to the Limited Partners when the Partnership is dissolved.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. The Partnership has no long-term debt, and as a result of the Sale, the Partnership no longer has any mortgage debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

It is anticipated that the Partnership will be dissolved prior to December 31, 1999. In the event that the Partnership is not dissolved prior to December 31, 1999, potential Year 2000 issues relate to the outside vendors which provide the Partnership's administrative services, including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which are expected to be Year 2000 compliant by December 31, 1999. The General Partners continue to discuss Year 2000 compliance with these outside vendors. It is anticipated that the cost of vendor compliance with Year 2000 issues will be borne primarily by these vendors. Although it is not possible at the present time to estimate the cost of this remediation work based on available information, the General Partners do not expect such costs to have a material adverse impact on the Partnership's business, results of operations or financial condition.

Due to the General Partners' intent to dissolve the Partnership before December 31, 1999, the General Partners currently do not have Year 2000 contingency plans. In the event it appears that the Partnership will not be dissolved during 1999, the General Partners intend to develop and implement contingency plans in 1999. However, there is no certainty such plans would fully mitigate any Year 2000 problems.

Results of Operations

1998 vs. 1997
-------------
For the year ended December 31, 1998, net cash used for operating activities totaled $(1,398,312), compared to net cash provided of $7,627,599 for the year ended December 31, 1997. The reduced cash flow in 1998 is primarily attributable to the Sale and the payment of various Partnership liabilities. The Partnership generated net income of $6,948,576 for the year ended December 31, 1998, compared to net income of $5,113,351 for the year ended December 31, 1997. Net income in 1998 includes a gain on the sale of real estate of $3,581,009 and a loss on the sale of marketable securities of $541,956. Income before other income totaled $3,909,523 in 1998 compared with $5,113,351 in 1997. The decrease is primarily attributable to litigation settlement costs of $2,957,843 offset by a decrease in depreciation and amortization expense as a result of the reclassification of the Two Park Avenue and 330 West 34th Street properties as "Properties held for disposition" as of September 30, 1997. In 1997 the Partnership recorded a recovery of valuation allowance on Saxon Woods which was then held for disposition of $2,920,968.

Rental income decreased from $36,189,134 for the year ended December 31, 1997 to $33,934,007 for the year ended December 31, 1998, primarily due to the Sale on November 17, 1998. Interest income totaled $585,704 for the year ended December 31, 1998 compared to $245,160 in 1997. The increase is due to the Partnership's higher average cash balance, primarily as a result of the net proceeds from the Sale.

Primarily as a result of the Sale, property operating expense and interest expense decreased from 1997 to 1998. General and administrative expenses totaled $639,287 for the year ended December 31, 1998, compared with $636,071 for the year ended December 31, 1997. The slight increase primarily reflects increases in audit, transfer agent and postage expenses, which were largely offset by decreases in professional and administrative expenses.

1997 vs. 1996
-------------
For the year ended December 31, 1997, the Partnership generated net cash from operating activities of $7,627,599, compared to $4,347,586 for the year ended December 31, 1996. The higher balance in the 1997 period is primarily attributable to lower interest expense. The Partnership generated net income of $5,113,351 for the year ended December 31, 1997, compared to a net loss of $47,091,683 for the year ended December 31, 1996. In 1996 the Partnership recorded write-downs in the value of its real estate totaling $64,902,625. Rental income for the year ended December 31, 1997 totaled $36,189,134, compared to $36,301,921 for the year ended December 31, 1996.

Property operating expenses totaled $20,827,352 for the year ended December 31, 1997, compared to $20,118,066 for the year ended December 31, 1996. The increase in property operating expenses is due to higher cleaning and utility expenses at Two Park Avenue and Saxon Woods properties.

Depreciation and amortization expense for the year ended December 31, 1997 totaled $5,246,432, compared to $11,257,102 for the year ended December 31, 1996. The $6,010,670 decrease is primarily due to the reclassification of the Saxon Woods Property as "Property held for disposition" effective December 31, 1996, and the reclassification of Two Park Avenue and 34th Street as "Properties held for disposition" effective September 30, 1997. The Partnership ceased depreciation of the respective properties on the dates they were reclassified to held for disposition in accordance with FAS 121.

Interest expense for the year ended December 31, 1997 totaled $6,162,361, compared to $7,225,953 for the year ended December 31, 1996. The $1,063,592 decrease was due primarily to the refinancing of the Park Avenue Property mortgage indebtedness in April 1997, which decreased the interest rate on the outstanding principal balances.


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

Mendik RELP Corporation
-----------------------
Mendik RELP Corporation was incorporated under the laws of the State of New York on November 13, 1985. On January 16, 1997, the Mendik General Partner changed its name from Mendik Corporation to Mendik RELP Corporation to avoid confusion with the names of other Mendik entities.

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

The executive officers and sole director of Mendik RELP Corporation (none of whom has a family relationship with another) are:

              Name                   Age     Office
              ----                   ---     ------
              Bernard H. Mendik      69      Chairman and Director
              David R. Greenbaum     47      President
              Michael M. Downey      57      Senior Vice President
              David L. Sims          52      Senior Vice President
              Kevin R. Wang          41      Senior Vice President

All officers and directors of Mendik RELP Corporation have been officers or directors of the corporation since its incorporation in November 1985. Prior to April 15, 1997 all officers of Mendik RELP Corporation held the same position in Mendik Realty, which transferred its property management and leasing responsibilities to Mendik Management on that date (see Item 1).

Bernard H. Mendik has been an owner/manager and developer of office and commercial properties since 1957. Mr. Mendik was named Chairman of Mendik Realty in 1990. Prior to his appointment as Chairman, Mr. Mendik had served as President of Mendik Realty since 1978. In April 1997, Mr. Mendik was named Chairman of Mendik Management Inc. and Co-Chairman of the Board of Trustees of Vornado. Mr. Mendik resigned his position with Mendik Management and Vornado in October 1998.

David R. Greenbaum was appointed President of Mendik Realty in 1990. Prior to his appointment as President, Mr. Greenbaum had served as Executive Vice President of Mendik Realty since 1982. In April 1997, Mr. Greenbaum was appointed President of Mendik Management, and in October 1998, he was appointed Chief Executive Officer of Mendik Management.

Michael M. Downey had been with Mendik Realty since 1978, and then was Senior Vice President of Operations. In April 1997, he was appointed Senior Vice President of Operations of Mendik Management.

David L. Sims had been with Mendik Realty since 1984, and then was Senior Vice President of Leasing. In April 1997, he was appointed Senior Vice President of Leasing of Mendik Management.

Kevin R. Wang had been with Mendik Realty since 1985, and then was Senior Vice President of Leasing. In April 1997, he was appointed Senior Vice President of Leasing of Mendik Management.

NYRES1
------
NYRES1 is a Delaware Corporation formed on September 9, 1985, and is an affiliate of Lehman Brothers Inc. ("Lehman").

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

The executive officers and directors of NYRES1 (none of whom has a family relationship with another) are:

              Name                   Age     Office
              ----                   ---     ------
              Rocco F. Andriola      40      Director
              Mark J. Marcucci       36      Director, President and
                                             Chief Financial Officer
              Jaime Fuertes          32      Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Mark J. Marcucci, 36, is a Senior Vice President of Lehman Brothers Inc. in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporate lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. in Finance from Hofstra University and a Master of Science in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

Jaime Fuertes, 32, is a Senior Associate at Lehman Brothers Inc. He joined Lehman in 1997 as the Controller of the Diversified Asset Group and since then has also been engaged in the analysis and negotiation of Lehman's worldwide lease commitments. Prior to joining Lehman, Mr. Fuertes held various positions in Finance and Treasury at Chase Manhattan Bank between 1990 and 1996 and at GE Capital Services between 1996 and 1997. Mr. Fuertes received Bachelor of Science and Master of Science degrees in Finance from Fairfield University.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their officers or directors received any compensation from the Partnership.

The General Partners are entitled to varying percentages of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See Note 3 "The Partnership Agreement" of the Notes to the Consolidated Financial Statements, included in Item 8.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating, as of December 31, 1998, the name and the amount and nature of beneficial ownership of Units held by the General Partners and officers and directors thereof. Only those General Partners and officers and directors thereof which beneficially own any Units are listed. No General Partner or any officer or director thereof, or the officers and directors of the General Partners as a group, beneficially owns in excess of 1% of the total number of Units outstanding.

                          Beneficial Ownership of Units
                          -----------------------------
        Name of Beneficial                             Number of
        Owner                                        Units Owned
        ------------------                           -----------
        Bernard H. Mendik                               1,276(1)
        David R. Greenbaum                                525(2)
        Kevin R. Wang                                      20(3)
        Michael M. Downey                                  33
        David L. Sims                                      16
                                                        -----
        The General Partners and all officers and
        directors thereof as a group (10 persons)       1,870(1)(2)(3)
                                                        -----

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


Item 13.  Certain Business Relationships and Related Transactions

As a result of the suspension of cash distributions, neither NYRES1 nor Mendik RELP Corporation received net cash from operations with respect to the year ended December 31, 1998. On February 2, 1999, a cash distribution was paid to the Limited Partners, representing net sales proceeds from the Sale of the Properties. NYRES1 received $-0- and Mendik RELP Corporation received $-0-, representing their respective shares of such distribution pursuant to the terms of the Partnership Agreement. For the 1998 fiscal year, $69,486 of the Partnership's net income was allocated to NYRES1 and Mendik RELP Corporation. For a description of the shares of Net Cash From Operations and Sale or Refinancing Proceeds (as defined in the Partnership Agreement) and the allocation of items of income and loss to which the General Partners, the special limited partner, and the Investor Limited Partners are respectively entitled, see Note 3 of Notes to the Consolidated Financial Statements.

Pursuant to Section 12 of the Partnership Agreement, Mendik Realty agreed to limit its payment of leasing commissions at any Property in any year to not more than 3% of the gross operating revenues of that Property in such year less leasing commissions paid to other brokers in connection with that Property in such year. Any excess will be deferred but is payable only if and to the extent such limit is not exceeded in the year paid. On December 14, 1998, $402,803 was paid to Mendik Management and $2,737,966 was paid to Mendik Realty in payment of all deferred management, deferred commissions, and contributions to escrow plus interest.

B&B Park Avenue L.P. ("B&B"), a limited partnership of which Mendik RELP Corporation was a general partner, owns the remaining 40% interest in Two Park Company, the joint venture that owns the Park Avenue Property. On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that owned substantially all of the interest in B&B to acquire their interest in B&B. The closing under the contract took place on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Management Company Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997.

On November 17, 1998, the Partnership completed the sale of its ownership interests in the Properties to affiliates of Vornado, an affiliate of Mendik RELP Corporation, a General Partner, for a selling price of $52,212,198, net of the Partnership's share of existing mortgage debt on Two Park Avenue and Saxon Woods, litigation settlement costs, and closing adjustments. See Item 1, Property Sales.

Mendik Management receives fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. During 1998, Mendik Management earned management fees from the Partnership totaling $785,829, and was reimbursed $528,699 for the cost of on-site building management salaries.

Building Maintenance Service LLC ("BMS"), an affiliate of Mendik RELP Corporation, performs cleaning and related services for the properties at cost (plus an allocable share of overhead expenses). As of January 1, 1993, Guard Management Service Corporation ("GMSC"), an affiliate of Mendik RELP Corporation, began providing security services at the Park Avenue Property and Saxon Woods Corporate Center, which services will be provided by GMSC at cost (plus an allocable share of overhead expenses). During 1998, GMSC and BMS received from the Partnership $4,040,392 for such services.

During 1998, certain expenses incurred by the NYRES1 general partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership were reimbursed in the amount of $251,323.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information concerning amounts paid or accrued to the General Partners and their affiliates during the years ended December 31, 1998, 1997 and 1996 and all balances unpaid at December 31, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                            Page
                                                                            ----
(a)(1)    Financial Statements and Schedules

          Independent Auditors' Report......................................F-1

          Consolidated Balance Sheets at December 31, 1998 and 1997.........F-2

          Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996..................................F-3

          Consolidated Statements of Partners' Capital (Deficit) for
          the years ended December 31, 1998, 1997 and 1996..................F-3

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996..................................F-4

          Notes to the Consolidated Financial Statements....................F-6

(a)(2)    Financial Statement Schedule
          ----------------------------

          Schedule III - Real Estate and Accumulated Depreciation...........F-15

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the consolidated financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

(b)       Reports on Form 8-K.

          On June 24, 1998, the Partnership filed a Report on Form 8-K reporting the settlement of the class action suit.

          On October 9, 1998, the Partnership filed a Report on Form 8-K reporting the execution of a sale purchase agreement.

          On December 2, 1998, the Partnership filed a Report on Form 8-K reporting the consummation of the Sale.

(c)       Exhibits
          --------

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

    (aa) Copy of Ground Lease extension dated October 21, 1997 relating to the 34th Street Property (included as Exhibit 10(aa) to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference thereto).

    (bb)  Notice of settlement of class action suit incorporated by reference to
          Exhibit 10 to a Report on For 8-K filed on June 24, 1998.

    (cc) Sale Purchase Agreement by and between Mendik RELP and Vornado by reference to Exhibit 10 to a Report on Form 8-K filed on October 9, 1998.

    (dd)  Notice of closing of sale of properties to Vornado by reference to
          Exhibit 10 to a Report on Form 8-K filed on November 17, 1998.

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



                           MENDIK REAL ESTATE LIMITED PARTNERSHIP

                           BY: Mendik RELP Corporation
                               General Partner


Date:  April 15, 1999          BY:    /s/Bernard H. Mendik
                                      -----------------------
                               Name:  Bernard H. Mendik
                               Title: Chairman and Director



                           BY: NY Real Estate Services 1 Inc.
                               General Partner


Date:  April 15, 1999          BY:    /s/Mark J. Marcucci
                                      -----------------------
                               Name:  Mark J. Marcucci
                               Title: Director, President and
                                      Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                           NY REAL ESTATE SERVICES 1 INC.
                           A General Partner


Date:  April 15, 1999      BY:    /s/Rocco F. Andriola
                                  -----------------------
                           Name:  Rocco F. Andriola
                           Title: Director


Date:  April 15, 1999      BY:    /s/Mark J. Marcucci
                                  -----------------------
                           Name:  Mark J. Marcucci
                           Title: Director, President and
                                  Chief Financial Officer


Date:  April 15, 1999      BY:    /s/Jaime Fuertes
                                  -----------------------
                           Name:  Jaime Fuertes
                           Title: Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                           MENDIK RELP CORPORATION
                           A General Partner


Date:  April 15, 1999      BY:    /s/Bernard H. Mendik
                                  -------------------------
                           Name:  Bernard H. Mendik
                           Title: Chairman and Director


Date:  April 15, 1999      BY:    /s/David R. Greenbaum
                                  -------------------------
                           Name:  David R. Greenbaum
                           Title: President


Date:  April 15, 1999      BY:    /s/Michael M. Downey
                                  -------------------------
                           Name:  Michael M. Downey
                           Title: Senior Vice President


Date:  April 15, 1999      BY:    /s/David L. Sims
                                  -------------------------
                           Name:  David L. Sims
                           Title: Senior Vice President


Date:  April 15, 1999      BY:    /s/Kevin R. Wang
                                  -------------------------
                           Name:  Kevin R. Wang
                           Title: Senior Vice President

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendik Real Estate Limited Partnership and consolidated venture as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership's properties were sold in 1998. As a result of the sale, the General Partners intend to distribute the Partnership's remaining cash reserves, after payment of liabilities and establishment of a reserve for contingencies, if any, and dissolve the Partnership.


                                                KPMG PEAT MARWICK LLP

Boston, Massachusetts
March 24, 1999

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                     At December 31,    At December 31,
                                                               1998               1997
--------------------------------------------------------------------------------------
Assets
Properties held for disposition                        $         --       $119,791,043
Cash and cash equivalents                                50,641,931          4,786,697
Restricted cash                                                  --          7,041,844
Rent and other receivables
  net of allowance for doubtful accounts of
  $-0- in 1998 and $118,611 in 1997                       1,157,368            903,270
Deferred rent receivable                                         --         11,191,096
Other assets, net of accumulated amortization of
  $-0- in 1998 and $4,941,591 in 1997                         5,000          8,426,941
--------------------------------------------------------------------------------------
      Total Assets                                     $ 51,804,299       $152,140,891
======================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                $    941,067       $  1,572,939
  Deferred income                                                --          5,904,654
  Due to affiliates                                         480,615          2,956,140
  Security deposits payable                                      --          1,116,249
  Accrued interest payable                                       --            727,944
  Distribution payable                                   47,456,352                 --
  Mortgages payable                                              --         71,500,000
  Notes payable to affiliates                                    --          2,230,000
                                                       -------------------------------
      Total Liabilities                                  48,878,034         86,007,926
                                                       -------------------------------
Minority interest                                                --         21,445,577
                                                       -------------------------------
Partners' Capital (Deficit):
  General Partners                                         (350,297)          (419,783)
  Limited Partners (395,169 units outstanding)            3,276,562         45,107,171
                                                       -------------------------------
      Total Partners' Capital                             2,926,265         44,687,388
--------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital          $ 51,804,299       $152,140,891
======================================================================================

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
                                                 1998             1997            1996
--------------------------------------------------------------------------------------
Income
Rental                                    $ 33,934,007    $ 36,189,134    $ 36,301,921
Interest                                       585,704         245,160         247,094
                                          --------------------------------------------
      Total Income                          34,519,711      36,434,294      36,549,015
--------------------------------------------------------------------------------------
Expenses
Property operating                          18,212,496      20,827,352      20,118,066
Depreciation and amortization                  172,142       5,246,432      11,257,102
Interest                                     4,954,042       6,162,361       7,225,953
General and administrative                     639,287         636,071         449,216
(Recovery of) provision for valuation
  allowance on property held for
  disposition                                       --      (2,920,968)      5,411,536
Loss on write-down of real estate
  investments                                       --              --      59,491,089
Litigation settlement costs                  2,957,843              --              --
                                          --------------------------------------------
      Total Expenses                        26,935,810      29,951,248     103,952,962
--------------------------------------------------------------------------------------
Income (loss) before minority interest       7,583,901       6,483,046     (67,403,947)
Minority interest share of (income)
  loss in consolidated venture              (3,674,378)     (1,369,695)     20,312,264
                                          --------------------------------------------
      Income (loss) before other income      3,909,523       5,113,351     (47,091,683)
--------------------------------------------------------------------------------------
Other Income
Gain on sale of real estate                  3,581,009              --              --
Loss on sale of marketable securities         (541,956)             --              --
--------------------------------------------------------------------------------------
      Net Income (Loss)                   $  6,948,576    $  5,113,351    $(47,091,683)
======================================================================================
Net Income (Loss) Allocated:
To the General Partners                   $     69,486    $     51,134    $   (470,917)
To the Special Limited Partner                      --              --              --
To the Limited Partners                      6,879,090       5,062,217     (46,620,766)
--------------------------------------------------------------------------------------
                                          $  6,948,576    $  5,113,351    $(47,091,683)
======================================================================================
Net income (loss) per limited
partnership unit (395,169 outstanding)         $ 17.41         $ 12.81       $ (117.97)
--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1998, 1997 and 1996
                                                                               Special
                                               Limited         General         Limited
                                              Partners        Partners         Partner           Total
------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              $ 86,665,720    $         --    $         --    $ 86,665,720
Net loss                                   (46,620,766)       (470,917)             --     (47,091,683)
------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                40,044,954        (470,917)             --      39,574,037
Net income                                   5,062,217          51,134              --       5,113,351
------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                45,107,171        (419,783)             --      44,687,388
Net income                                   6,879,090          69,486              --       6,948,576
Distributions                              (48,709,699)             --              --     (48,709,699)
------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $  3,276,562    $   (350,297)   $         --    $  2,926,265
======================================================================================================

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
                                                  1998            1997            1996
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (loss)                         $  6,948,576    $  5,113,351    $(47,091,683)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
  Loss on write-down of real
    estate investments                              --              --      59,491,089
  Depreciation                                      --       3,913,361       9,602,450
  Amortization                                 172,142       1,333,071       1,654,652
  Gain on sale of property                  (3,581,009)             --              --
  Loss on sale of marketable securities        541,956              --              --
  Minority interest share of income
    (loss) in consolidated venture           3,674,378       1,369,695     (20,312,264)
  (Recovery of) provision for valuation
    allowance on property held for
    disposition                                     --      (2,920,968)      5,411,536
  Net premium (discount) amortization -
    U.S. Treasuries and Agencies                    --          53,777         (25,350)
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Restricted cash                          1,116,248        (155,760)        104,966
    Rent and other receivables                (528,028)        288,844        (254,013)
    Deferred rent receivable                (2,007,783)       (737,894)     (2,750,852)
    Other assets                              (918,943)     (1,199,438)       (872,529)
    Accounts payable and accrued expenses     (643,234)      1,082,764          19,797
    Deferred income                         (1,852,888)       (645,996)       (980,097)
    Due to affiliates                       (2,475,535)         48,403         277,389
    Security deposits payable               (1,116,248)        155,760        (104,966)
    Accrued interest payable                  (727,944)        (71,371)        177,461
                                          --------------------------------------------
Net cash provided by (used for)
operating activities                        (1,398,312)      7,627,599       4,347,586
--------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Restricted cash - replacement reserve        3,525,595      (5,925,595)             --
Additions to real estate                    (6,254,247)     (1,775,765)     (6,391,539)
Cash proceeds from sale of stock            27,297,264              --              --
Cash proceeds from sale of real
  estate, net                               24,914,934              --              --
Accounts payable - real estate assets               --      (1,369,786)        280,402
Acquisition of U.S. Treasuries
  and Agencies                                      --        (492,602)     (3,021,038)
Redemption of U.S. Treasuries
  and Agencies                                      --       2,560,735       3,383,272
                                          --------------------------------------------
Net cash provided by (used for)
investing activities                        49,483,546      (7,003,013)     (5,748,903)
--------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Proceeds from mortgage and notes payable            --      65,000,000       1,455,476
Payments of principal on mortgage and
  notes payable                             (2,230,000)    (65,000,000)             --
Mortgage refinancing costs                          --        (565,609)             --
                                          --------------------------------------------
Net cash provided by (used for)
financing activities                        (2,230,000)       (565,609)      1,455,476
--------------------------------------------------------------------------------------
Net increase in cash and
cash equivalents                            45,855,234          58,977          54,159
Cash and cash equivalents,
  beginning of period                        4,786,697       4,727,720       4,673,561
                                          --------------------------------------------
Cash and cash equivalents,
  end of period                           $ 50,641,931    $  4,786,697    $  4,727,720
======================================================================================

                                   (Continued)

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
                                                  1998            1997            1996
--------------------------------------------------------------------------------------
Supplemental Disclosure of
Cash Flow Information
Cash paid during the period for interest  $  5,681,986    $  6,233,732    $  7,048,492
--------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Activities:
The Partnership sold its interest in Two Park Avenue, New York, New York, 330
West 34th Street, New York, New York and 550/600 Mamaroneck Avenue, Harrison,
New York for a selling price of $52,212,198, net of the Partnership's share of existing mortgage debt on Two Park Avenue and Saxon Woods, litigation settlement costs, and closing adjustments. In conjunction with the sale, a distribution of shares received from the buyer to limited partners, as part of the proceeds of the sale, was accounted for as follows:
Distribution of 36,971 shares of Vornado common
stock to limited partners                                                 $  1,277,137
  Loss on valuation of stock (Valuation of stock
  was established by the selling price received
  for other stock sold on the open market at
  $33.90 per share.)                                                           (23,790)
--------------------------------------------------------------------------------------
Fair value of stock distributed                                           $  1,253,347
======================================================================================

In connection with the sale of the Partnership's interest in the Properties, deferred rent receivable and prepaid leasing commissions in the amounts of
$7,879,731 and $5,239,177, respectively, were netted against the gain on sale of real estate.
--------------------------------------------------------------------------------------

In connection with the sale of the Partnership's interest in the Properties,
$2,150,142 was assumed by the buyer from sales proceeds to pay for additions to real estate.
--------------------------------------------------------------------------------------

In connection with the sale of the Partnership's interest in the Properties, the
$65,000,000 mortgage obligation of Two Park Avenue and the $6,500,000 mortgage obligation of Saxon Woods were assumed by the buyers.
--------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

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

On November 17, 1998, the Partnership completed the sale of its ownership interests in the Partnership's Properties. As a result of the sale, the General Partners distributed $47,456,352 of the net proceeds therefrom to Limited Partners in 1999. The General Partners intend to distribute the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) and dissolve the Partnership in 1999.

2.  Summary of Significant Accounting Policies

Basis of Accounting The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Income is recognized as earned and expenses are recorded as obligations are incurred.

Consolidation The consolidated financial statements include the accounts of the Partnership and of Two Park Company, a joint venture in which the Partnership owned an approximate 60% general partnership interest through November 17, 1998. The joint venture was formed to own and operate a commercial office building. Intercompany accounts and transactions between the Partnership and the venture have been eliminated in consolidation.

Real Estate Investments Prior to September 30, 1997, real estate investments which consist of buildings, were recorded at cost, less accumulated depreciation and impairment writedowns. Cost included the initial purchase price of the properties plus closing costs, acquisition and legal fees, and capital improvements. Depreciation of the buildings was computed using the straight-line method over an estimated useful life of 20 to 35 years. Depreciation of personal property was computed using the straight-line method over an estimated useful life ranging from 5 to 10 years. Tenant improvements were amortized using the straight-line method over the respective lease terms.

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

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

Property Held for Disposition The Saxon Woods property, Two Park Avenue property, and 330 West 34th Street property were reclassified as "properties held for disposition" following the decision to pursue negotiations for a potential sale of these properties. The properties are recorded at the lower of amortized cost or their estimated fair value less costs to sell at December 31, 1997. Based upon the reviews completed at December 31, 1997, the Partnership recovered part of the previously established provision for valuation allowance on the property held for disposition (Saxon Woods). (See Note 4.)

Since all of the properties were reclassified as "Properties held for disposition" effective September 30, 1997, the Partnership ceased depreciation as required by Statement of Financial Accounting Standards No. 121.

Cash Equivalents Cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of these instruments.

Restricted Cash Restricted cash consisted of a reserve to fund certain Two Park Avenue property leasing costs and tenant security deposits pursuant to its mortgage loan on the Two Park Avenue property. The restricted cash and security deposits were transferred to the buyer on November 17, 1998.

Rental Income Rental income was recognized as earned under the leases. Accordingly, as certain leases of the Partnership provided for tenant occupancy during periods for which no rent or reduced rent is due, the Partnership accrues rental income for the full period of occupancy on a straight-line basis over the related lease terms.

The Partnership determined that all leases associated with the rental of space at the investment properties were operating leases.

Leasing Costs Leasing costs were capitalized and amortized using the straight line-method over the respective lease terms.

Mortgage Costs Mortgage costs were capitalized and amortized over the term of the mortgage notes payable.

Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

The carrying amount of cash and cash equivalents, rent and other receivables, other assets, accounts payable and accrued expenses, due to affiliates and distribution payable are estimates of their fair value due to the short-term nature of those instruments.

Income Taxes The Partnership allocates all profits, losses and other taxable items to the individual partners. No provision for income taxes is made in the financial statements as the liabilities for such taxes are those of the partners rather than the Partnership.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management's review of recoverability of the carrying amounts of real estate investments and related accounts is one such estimate. Actual results could differ from those estimates.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

Net Income (Loss) Per Limited Partnership Unit Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding during the year and the net income (loss) allocated to the limited partners in accordance with the terms of the Partnership Agreement.

3.  The Partnership Agreement
Taxable income for any fiscal year shall be generally allocated in substantially the same manner as net cash from operations then 85% to the limited partners, 14% to the special limited partner and 1% to the general partners, except that depreciation allocated to the limited partners will be allocated solely to the Class A units. Tax losses for any fiscal year will generally be allocated to the limited partners and special limited partner to the extent of their positive capital accounts and then 99% to the limited partners and 1% to the general partners.

Losses on the sale of the Properties have been allocated pro-rata to the positive capital accounts of the partners in accordance with the Partnership Agreement. The Partnership Agreement provides that the net cash from operations, as defined, for each fiscal year will be distributed on a quarterly basis, 99% to the limited partners and 1% to the general partners (as defined) until each limited partner has received an amount equal to an 8% annual preferred return. The net cash from operations will then be distributed, 99% to the special limited partner, Bernard H. Mendik, and 1% to Mendik RELP Corporation until the special limited partner has received his special preferred return (as defined). Thereafter, net cash from operations will be distributed 85% to the limited partners, 14% to the special limited partner and 1% to the general partners.

Net proceeds from the Sale will be distributed first to the limited partners until each limited partner has received an 8% cumulative annual return (as defined) and then an additional amount equal to his adjusted capital contribution (as defined). Second, the net proceeds from the Sale will be distributed 99% to the special limited partner and 1% to the Mendik RELP Corporation until the special limited partner has received any shortfall on his special cumulative return (as defined). It is currently anticipated that no sales proceeds will be distributed to the general partners or the special limited partner.

As a result of the sale of the Properties, the Partnership paid a partial distribution of $82.45 to Class A Unitholders and $182.91 to Class B Unitholders on February 2, 1999.

Upon dissolution of the Partnership, it is anticipated that the general partners will have a negative capital account, and shall be required to make a deficit restoration contribution no more than 1.01% of the total capital contributed by the limited partners less all prior contributions by the general partners.

4.  Real Estate Investments

The Park Avenue Property In 1987, the Partnership indirectly acquired from an affiliate an approximate 60% general partnership interest in a joint venture, Two Park Company, formed in 1986 for the purpose of acquiring and operating a parcel of land located at Two Park Avenue, New York, New York, together with the 28-story office building and related improvements located thereon containing approximately 947,000 net rentable square feet (based on current standards of measurement). The affiliate acquired such interest to facilitate the acquisition by the Partnership. Two Park Company acquired the Park Avenue Property in 1986 from an unaffiliated seller for approximately $151.5 million, $60 million of which was financed by a first mortgage loan. The Partnership acquired its interest by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. The remaining 40% interest in Two Park Company is currently owned by B & B Park Avenue L.P., of which Mendik RELP Corporation was a general partner. The sole stockholder of the other general partner was also the lender of the mortgages secured by the Park Avenue Property. Pursuant to the partnership agreement of Two Park Company, each partner has the right to implement "buy-sell" provisions. If either one of the partners in Two Park Company exercises its buy-sell rights, then the other partner could be compelled either to sell its interest in Two Park Company to such other partner, for the purchase price set forth in the partnership agreement of Two Park Company. In addition, under the partnership agreement of Two Park Company, if either partner receives a bona fide offer to purchase its interest in Two Park Company (which such partner is willing to accept), such partner must give the other partner a right of first refusal to purchase its partnership interest on the same terms and conditions as the bona fide offer.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

On December 13, 1996, FW/Mendik REIT LLC, an affiliate of Mendik RELP Corporation, entered into a contract with the partners that own substantially all of the interest in B & B Park Avenue L.P. to acquire their interest in B & B Park Avenue L.P. The closing under the contract took place on April 15, 1997. Following the closing, FW/Mendik REIT LLC conveyed its interest in B&B Park Avenue L.P. to an affiliate of Vornado Realty Trust ("Vornado"), a real estate investment trust whose shares of stock are traded on the New York Stock Exchange. The conveyance to the affiliate of Vornado was in connection with the consolidation of Vornado and Mendik Realty Company Inc. and certain of its affiliates, which consolidation was also consummated on April 15, 1997.

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

The 34th Street Property In 1987, the Partnership acquired the leasehold interest in the 34th Street Property, an eighteen-story structure containing approximately 637,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $35,611,400 consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The building is situated on a 46,413 square foot site.

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

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

The Saxon Woods Corporate Center In 1986, the Partnership acquired the leasehold interest in Saxon Woods Corporate Center, two office buildings located in Harrison, New York containing an aggregate of approximately 232,000 net rentable square feet (based on current standards of measurement) from an affiliate of the Partnership. The building was purchased from the affiliate for the purpose of facilitating the acquisition by the Partnership. The purchase price of $21,282,805 was paid from the proceeds of the Partnership's offering and consisted of the purchase price to the affiliate plus the acquisition and closing costs and costs associated with carrying the property. The buildings are situated on a 15.28 acre site which is subject to two ground leases, each of which terminates in September 2027 and provides the lessee with the option to renew for two 25-year periods and one 39-year period. Each ground lease provides for an annual net rental of $170,000 with an increase of $20,000 every five years, commencing January 2001.

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

5.  Mortgage and Notes Payable

The Park Avenue Property On September 18, 1987, the Partnership acquired its interest in the Park Avenue Property by contributing $61,868,264 in cash, and assuming its share of the $60 million loan secured by a first mortgage on the property. On June 15, 1989, Two Park Company placed a second mortgage on the Park Avenue Property in the amount of $10,000,000. Interest only was payable in monthly installments at a rate of 10.791% through June 15, 1992 and thereafter at the rate of 10.625% through December 19, 1998 at which time the full amount of principal and any accrued interest would have been due and payable. In November 1995, the Partnership prepaid, without penalty, the $10,000,000 second mortgage. On December 26, 1990, Two Park Company placed a third mortgage on the Park Avenue Property in the amount of $5,000,000. Interest only was payable in full monthly installments at a rate of 11.5% through its maturity date of December 19, 1998 at which time the full amount of principal and any accrued interest was due and payable. In April 1997, Two Park Company refinanced the existing mortgage loans. Under the new mortgage, which matures on March 1, 2000, interest is payable at a floating rate (LIBOR plus 150 basis points). These loans were assumed by the buyer upon the sale of the interest in the Park Avenue Property.

The 34th Street Property The Partnership had a $30,000,000 credit facility in the form of a first mortgage secured by the Partnership's leasehold interest on the 34th Street Property (the "34th Street Line of Credit") with the First National Bank of Chicago ("FNBC"). The lender agreed to advance amounts under the credit facility up to 40% of the lesser of the appraised value of the 34th Street Property or the value thereof as determined by the lender. The credit facility was scheduled to mature on May 31, 1997. As of December 31, 1992, $15,000,000 had been advanced under the 34th Street Line of Credit. As a result of the default on the loan and the decline in the appraised value of the 34th Street Property, the Partnership was prevented from borrowing any additional funds.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

On June 26, 1995, the Partnership completed the payoff of the 34th Street Line of Credit and the Partnership retained its interest in the property. FNBC agreed to reduce the amount needed to pay off the 34th Street Line of Credit to $1.75 million compared to the property's outstanding debt balance of approximately $18 million, including accrued interest. Concurrently, an agreement was entered into with an affiliate of NYRES1 to lend the Partnership the $1.75 million unsecured loan needed to complete the payoff of the 34th Street Line of Credit (the "NYRES1 Loan"). FNBC agreed to accept only $1.75 million in full satisfaction of the 34th Street Line of Credit.

The NYRES1 Loan bore interest at the prime rate less one and one-quarter percent. Payments of accrued interest and principal were payable to the extent there was current net cash flow available from the 34th Street property or net proceeds realized from the conveyance or refinancing of the 34th Street Property or any of the Partnership's other properties. No cash flow payments have been made on the NYRES1 Loan during the term of the loan. The NYRES1 Loan was scheduled to mature upon the earlier of December 31, 2025 or the termination of the Partnership. In connection with the NYRES1 Loan, Mendik Realty agreed to defer collection of its management fees and leasing commissions associated with any additional leasing activity that would otherwise have been payable with respect to the property. The loan principal, accrued interest, and deferred fees thereon were repaid from proceeds from the sale.

The Saxon Woods Corporate Center In September 1991, the Partnership established a non-recourse line of credit of $6,500,000 secured by a first leasehold mortgage on the property located at 550/600 Mamaroneck Avenue, Harrison, New York (the "Saxon Woods Property"). The Saxon Woods Line of Credit had an original term of five years at the rate of 2.5% per annum in excess of LIBOR. The Partnership obtained from the lender extensions of the maturity of the mortgage to the sale date. In addition, the Partnership was required to pay 1/2% per annum on the undrawn balance of the Saxon Woods Line of Credit. As additional security for the repayment of the Saxon Woods Line of Credit, the Partnership deposited $500,000 with the lender, which deposit was used by the Partnership to pay operating expenses in connection with the Saxon Woods Property prior to borrowing any sums under the Saxon Woods Line of Credit for operating expenses. The loan principal was assumed by the buyer upon the sale of the Saxon Woods Property.

Mortgage and notes payable at December 31, 1997 are summarized as follows:

--------------------------------------------------------------------------------
Secured by Park Avenue Property, bearing interest at a blended
  rate of 8.16% in 1997                                              $65,000,000

Secured by Saxon Wood Corporate Center, bearing interest at
  a blended rate of 8.72% in 1997                                      6,500,000
--------------------------------------------------------------------------------
                                                                     $71,500,000
                                                                     ===========

Notes payable at December 31, 1997 are summarized as follows:

--------------------------------------------------------------------------------
Note payable to an affiliate of NYRES1, unsecured, bearing
  interest at prime rate less 1.25%                                  $ 1,750,000

Note payable to NYRES1, unsecured, bearing interest at
  prime rate less 1.25%                                                  330,000

Note payable to Mendik RELP Corporation, unsecured,
  bearing interest at prime rate less 1.25%                              150,000
--------------------------------------------------------------------------------
                                                                     $ 2,230,000
                                                                     ===========

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

6.  Rental Income under Operating Leases
Substantially all of the operating leases of the Partnership's properties provided for escalation charges to tenants for operating costs, real estate taxes and electricity. For the years ended December 31, 1998, 1997 and 1996, these amounts were $2,462,158, $2,790,259 and $2,793,437, respectively, which amounts are included in rental income.

7.  Transactions with General Partners and Affiliates
As of December 31, 1996 and throughout 1997, no cash and cash equivalents were on deposit with an affiliate of a general partner or the Partnership. For the fiscal year ended December 31, 1998, cash and cash equivalents were on deposit with an affiliate of a General Partner of the Partnership in the amount of $49,771,573.

The following is a summary of the amounts paid or accrued to the general partners and their affiliates during the years ended December 31, 1998, 1997 and 1996:

                                                      Paid or Accrued
                                          --------------------------------------
                                                1998          1997          1996
--------------------------------------------------------------------------------
Management fees and building
  personnel salaries (A)                  $1,314,528    $1,459,012    $1,279,660

Leasing commissions (B)                           --       310,557       170,981

Cleaning and related services (C)(D)       3,711,102     4,660,182     4,106,631

Security (E)                                 329,290       389,606       425,855

Administrative salaries and expenses (F)     251,323       206,431            --
--------------------------------------------------------------------------------
                                          $5,606,243    $7,025,788    $5,983,127
================================================================================

(A) Mendik Realty and subsequent to April 15, 1997 Mendik Management ("Mendik") received fees for the management of the Partnership's Properties and is reimbursed for the cost of on-site building management staff. Salaries and benefits for building personnel, which have remained under the payroll of Mendik, for the years ended December 31, 1998, 1997 and 1996 totaled $528,699, $498,232 and $487,796, respectively. Management fees paid or payable to Mendik totaled $785,829, $960,780 and $791,864 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are included in the table. Certain management fees included in the above amounts were being deferred as discussed in Note 5.

(B) Mendik had agreed to limit the payment of leasing commissions at any property in any year to not more than 3% of the gross operating revenues of the property in such year less leasing commissions paid to other brokers in connection with that property in such year. Any excess was deferred and payable only if and to the extent such limit is not exceeded in the year paid. As of December 31, 1998 all unpaid commissions and accrued interest were paid.

(C) Building Maintenance Service LLC ("BMS"), an affiliate of Mendik RELP Corporation, performed cleaning and related services at the properties. Such cleaning and related services were provided by BMS at its cost plus an allocable share of overhead expenses. Cleaning and related services payable to BMS totaled $3,072,520, $3,625,689, and $3,185,018 for the years ended
    December 31, 1998, 1997 and 1996, respectively. The salaries and benefits for the property engineering staff were $495,886, $847,191 and $778,884 in 1998, 1997 and 1996, respectively. These amounts are included in the table.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

(D) BMS provides metal and marble cleaning services to the Partnership at its cost plus an allocable share of overhead expenses, which were $142,696, $187,302 and $142,729 in 1998, 1997 and 1996, respectively. These amounts are included in the table.

(E) Guard Management Service Corporation, an affiliate of Mendik Corporation, provided security services to the Partnership at its cost plus an allocable share of overhead expenses, which in 1998, 1997 and 1996 totaled $329,290, $389,606 and $425,855, respectively. These amounts are included in the table.

(F) Commencing January 1, 1997, NYRES1, a general partner, was reimbursed for certain administrative salaries and expenses, which in 1998 and 1997 totaled $251,323 and $206,431, respectively. These amounts are included in the table. NYRES1 prior to January 1, 1997 voluntarily absorbed these expenses.

(G) In conjunction with the sale of the Properties Mendik Realty/Management and Lehman received payments of all deferred fees, reimbursements, escrow, loans and accrued interest in the amount of $5,871,467.

(H) The Partnership owed to the General Partners $480,615 and $2,956,140 for the years ended December 31, 1998 and 1997, respectively.

8.  Litigation
Three purported class action lawsuits had been brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Actions"). The parties to the Actions entered into a settlement of the Actions on June 24, 1998 that contemplated the sale of the Partnership's interests in Saxon Woods Corporate Center, Two Park Avenue and 330 West 34th Street (collectively, the "Properties"; the sale transaction is referred to herein as the "Transaction"), the subsequent liquidation and dissolution of the Partnership and the distribution of the Partnership's remaining assets after the payment of the Partnership's liabilities. On July 9, 1998, the Court issued an order preliminarily approving the settlement, certifying the proposed plaintiff class, and directing that notice of the settlement be sent to members of the class, including to current limited partners. The settlement was approved by the Court on September 23, 1998 and that decision became final and subject to no further appeal on November 6, 1998. The Transaction closed on November 17, 1998.

Under the terms of the Settlement, the Partnership sold the Properties for approximately $64.5 million, net of existing mortgage debt on Two Park Avenue. The Partnership's approximate 60% interest in Two Park Avenue was purchased by an affiliate of Vornado Realty Trust for approximately $34.6 million, after deducting $39 million of existing mortgage debt, paid in common stock of Vornado Realty Trust. Saxon Woods Corporate Center and 330 West 34th Street were sold for an aggregate price of $30 million in cash. The Partnership realized a gain on sale of the Properties of $3,581,009.

Under the terms of the Settlement, the Partnership incurred total litigation settlement costs of $2,957,843 for plaintiffs' attorneys' fees and expenses, and payment of claims of former limited partners. These costs were paid from the proceeds from the Sale in accordance with the Settlement.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

9. Reconciliation of Consolidated Financial Statement Net Income (Loss) and Partners' Capital to Federal Income Tax Basis Net Income (Loss) and Partners' Capital

Reconciliation of consolidated financial statement net income (loss) to federal income tax basis net income (loss) follows:

                                                                      Years ended December 31,
                                                                      ------------------------
                                                                1998            1997           1996
---------------------------------------------------------------------------------------------------
Financial statement consolidated
  net income (loss)                                     $  6,948,576    $  5,113,351   $(47,091,683)

Financial statement writedown (recovery) adjustments
to real estate                                                    --      (2,920,968)    42,988,230

Tax basis depreciation over
  financial statement depreciation                        (2,263,322)     (1,830,341)       (72,357)

Tax basis rental income over (under)
  financial statement rental income                        2,230,916       2,055,349       (819,983)

Tax basis recognition of net income (loss) of
  consolidated venture (under) over
  financial statement recognition of income (loss) of
  consolidated venture                                    (3,447,520)     (2,568,478)     1,033,441

Tax basis recognition of loss on property sale
  over financial statement gain on sale                  (34,990,924)             --             --

Tax basis recognition of loss on sale of joint
  venture over financial statement gain on sale          (25,367,259)             --             --

Other                                                         23,797              --             --
---------------------------------------------------------------------------------------------------
Federal income tax basis net income (loss)              $(56,865,736)   $   (151,087)  $ (3,962,352)
===================================================================================================

Reconciliation of financial statement partners' capital to federal income tax basis partners' capital:

                                                                      As of December 31,
                                                                      ------------------
                                                                1998            1997           1996
---------------------------------------------------------------------------------------------------
Financial statement basis partners' capital             $  2,926,265    $ 44,687,388   $ 39,574,037

Current year financial statement net
  income (loss) over (under) Federal income
  tax basis net income (loss)                            (63,814,312)     (5,264,438)    43,129,331

Cumulative financial statement
  net income (loss) over cumulative Federal
  income tax basis net income (loss)                      86,691,415      91,955,853     48,826,522
---------------------------------------------------------------------------------------------------
Federal income tax basis partners' capital              $ 25,803,368    $131,378,803   $131,529,890
===================================================================================================

Because many types of transactions are susceptible to varying interpretations under Federal and state tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

Schedule III - Real Estate and Accumulated Depreciation
December 31, 1998

                                                                            Consolidated
                                                                                 Venture:
                                               500/600        330 West          Two Park
Description:                            Mamaroneck Ave     34th Street            Avenue            Total
---------------------------------------------------------------------------------------------------------
Location                                 Harrison, NY    New York, NY      New York, NY                na

Construction date                           1969-1972            1925              1930                na
Acquisition date                             09-04-86        04-23-87          09-18-87                na
Life on which depreciation in latest
income statements is computed                 25 yrs.         20 yrs.           35 yrs.                na
Encumbrances                             $         --    $         --     $          --     $          --
                                         ----------------------------------------------------------------
Initial cost to Partnership:
  Land                                   $         --    $         --     $  27,140,745     $  27,140,745
  Buildings and improvements               21,282,805      35,611,400       130,411,744       187,305,949
                                         ----------------------------------------------------------------
Costs capitalized subsequent to acquisition:
  Land                                             --              --            (3,661)           (3,661)
  Buildings and improvements               12,353,260      11,609,330        50,638,485        74,601,075
Accumulated depreciation                  (13,508,629)     (1,478,857)      (55,968,836)      (70,956,322)
  Write-down adjustments:
    Land                                           --              --        (9,608,921)       (9,608,921)
    Buildings and improvements               (127,436)    (43,401,058)      (45,159,328)      (88,687,822)
                                         ----------------------------------------------------------------
Gross amount at which
carried at close of period:
Adjusted Basis of Properties
held for disposition at 12/31/97         $ 20,000,000    $  2,340,815     $  97,450,228     $ 119,791,043
  1998 Improvements                           197,598         260,977         7,945,814         8,404,389
  1998 Deletions                          (20,197,598)     (2,601,792)     (105,396,042)     (128,195,432)
                                         ----------------------------------------------------------------

Property held for disposition
at 12/31/98                              $         --    $         --     $          --     $          --
---------------------------------------------------------------------------------------------------------

For Federal income tax purposes, the basis of land, building and improvements wholly owned by the Partnership at December 31, 1997 is $80,159,059.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1998, 1997, and 1996 follows:

                                                                1998            1997             1996
-----------------------------------------------------------------------------------------------------
Real estate investments:
Beginning of year                                      $          --    $102,807,671    $ 241,634,143
Additions                                                         --         896,733        6,391,539
Deletions                                                         --         (71,238)        (660,870)
Write down adjustment                                             --              --     (128,357,141)
Accumulated depreciation                                          --      (3,842,123)              --
Reclass to held for disposition                                   --     (99,791,043)     (16,200,000)
                                                       ----------------------------------------------
End of year                                            $          --    $         --    $ 102,807,671
                                                       ----------------------------------------------

Properties held for disposition (1)
Beginning of year                                      $ 119,791,043    $ 16,200,000    $          --
Additions                                                  8,404,389         879,032               --
Recovery of provision for valuation allowance                     --       2,920,968               --
Cost of properties sold                                 (128,195,432)            --                --
Reclass to held for disposition                                   --      99,791,043       16,200,000
                                                       ----------------------------------------------
      Total                                            $          --    $119,791,043    $  16,200,000
                                                       ----------------------------------------------
Accumulated depreciation:
Beginning of year                                      $          --    $         --    $  58,172,619
Depreciation expense                                              --       3,913,361        9,602,450
Deletions                                                         --         (71,238)        (660,870)
Write down adjustment                                             --      (3,842,123)     (67,114,199)
                                                       ----------------------------------------------
End of year                                            $          --    $         --    $          --
-----------------------------------------------------------------------------------------------------

(1): As of December 31, 1996, the Partnership accounted for the Saxon Woods Property as held for disposition. Additionally, as of September 30, 1997, the Partnership accounted for the Park Avenue Property and the 330 West 34th Street Property as held for disposition.