Form 10-Q
period 1999-03-31
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1999-05-17
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

   or

              Transition Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

         For the Transition period from                to
                                        --------------    --------------


                         Commission File Number: 0-15463
                                                 -------


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                     --------------------------------------
              Exact Name of Registrant as Specified in its Charter


            New York                                     11-2774249
            --------                                     ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY  Attn.:  Andre Anderson                         10285
------------------------------------                         -----
Address of Principal Executive Offices                      Zip code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    ----      ----

2
MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                     At March 31, At December 31,
                                                            1999            1998
                                                      (unaudited)       (audited)
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                            $ 3,287,111     $50,641,931
Rent and other receivables                               423,603       1,157,368
Due from affiliates                                       76,420              --
Other assets                                               5,000           5,000
--------------------------------------------------------------------------------
     Total Assets                                    $ 3,792,134     $51,804,299
================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses              $   396,469     $   941,067
  Due to affiliates                                      357,318         480,615
  Distribution payable                                        --       47,456,352
                                                     ---------------------------
     Total Liabilities                                   753,787      48,878,034
                                                     ---------------------------
Partners' Capital (Deficit):
  General Partners                                      (349,176)       (350,297)
  Limited Partners (395,169 units outstanding)         3,387,523       3,276,562
                                                     ---------------------------
     Total Partners' Capital                           3,038,347       2,926,265
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital         $ 3,792,134     $51,804,299
================================================================================



--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended March 31, 1999

                                                           Special
                                    Limited       General  Limited
                                   Partners      Partners  Partner         Total
--------------------------------------------------------------------------------
Balance at December 31, 1998    $ 3,276,562   $  (350,297)  $   --   $ 2,926,265
Net income                          110,961         1,121       --       112,082
--------------------------------------------------------------------------------
Balance at March 31, 1999       $ 3,387,523   $  (349,176)  $   --   $ 3,038,347
================================================================================

See accompanying notes to the consolidated financial statements.

3
MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Income
Rent                                                 $        --     $ 9,261,488
Interest                                                 210,000          63,009
                                                     ---------------------------
     Total Income                                        210,000       9,324,497
--------------------------------------------------------------------------------
Expenses
Property operating                                            --       4,797,564
Amortization                                                  --          49,183
Interest                                                      --       1,387,394
General and administrative                                97,918          42,516
                                                     ---------------------------
     Total Expenses                                       97,918       6,276,657
--------------------------------------------------------------------------------
Income before minority interest                          112,082       3,047,840
Minority interest in consolidated venture                     --        (954,606)
                                                     ---------------------------
     Net Income                                      $   112,082     $ 2,093,234
--------------------------------------------------------------------------------
Net Income Allocated:
To the General Partners                              $     1,121     $    20,932
To the Special Limited Partner                                --              --
To the Limited Partners                                  110,961       2,072,302
--------------------------------------------------------------------------------
                                                     $   112,082     $ 2,093,234
================================================================================
Per limited partnership unit
(395,169) outstanding:                                      $.28          $ 5.24
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

4
MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                           $   112,082     $ 2,093,234
Adjustments to reconcile net income to net cash
provided by operating activities:
  Amortization                                                --          49,183
  Minority interest in consolidated venture                   --         954,606
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                           --        (140,547)
    Rent and other receivables                           733,765         174,385
    Due from affiliates                                  (76,420)             --
    Deferred rent receivable                                  --        (484,629)
    Other assets                                              --      (4,218,643)
    Accounts payable and accrued expenses               (544,598)      1,680,251
    Deferred income                                           --         213,834
    Due to affiliates                                   (123,297)       (285,894)
    Security deposits payable                                 --          44,386
    Accrued interest payable                                  --          26,472
                                                     ---------------------------
Net cash provided by operating activities                101,532         106,638
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
Additions to real estate assets                               --        (114,717)
                                                     ---------------------------
Net cash used for investing activities                        --        (114,717)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Distribution to partners                             (47,456,352)             --
                                                     ---------------------------
Net cash used for financing activities               (47,456,352)             --
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents            (47,354,820)         (8,079)
Cash and cash equivalents, beginning of period        50,641,931       4,786,697
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 3,287,111     $ 4,778,618
================================================================================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $        --     $ 1,389,269
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

5
MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, statements of cash flows for the three months ended March 31, 1999 and 1998 and the statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events occurred subsequent to fiscal year 1998, and no material contingency exists which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

As a result of the sale of the Properties, the Partnership paid a cash distribution to Limited Partners, totaling $47,456,352 on February 2, 1999.

6
MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

On November 17, 1998, the Partnership completed the sale of its ownership interests in its Properties (the "Sale") to affiliates of Vornado Realty Trust, a publicly-traded real estate investment trust ("Vornado") and an affiliate of Mendik RELP Corporation, a General Partner, for a selling price of $52,212,198, net of the Partnership's share of existing mortgage debt on Two Park Avenue and Saxon Woods, litigation settlement costs, and closing adjustments. The Partnership's approximate 60% interest in Two Park Avenue was sold for approximately $34.6 million, after deducting $39 million of existing mortgage debt. The sales proceeds were a combination of cash and common stock of Vornado. The remaining 40% interest in the Park Avenue Property was owned by an affiliate of Vornado. Saxon Woods Corporate Center and 330 West 34th Street were purchased for an aggregate price of $30 million in cash. The Sale resulted in a gain on sale of real estate of $3,581,009 which was reflected in the Partnership's results of operations for the year ended December 31, 1998.

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

At December 31, 1998, the Partnership had a distribution payable totaling $47,456,352, which distribution was paid on February 2, 1999 to Limited Partners. A distribution of Vornado common shares was made to the limited partners in 1998 for those investors electing to receive Vornado common shares instead of cash. Such distribution represents net proceeds from the Sale and a portion of the Partnership's cash reserves. Certain funds have been set aside to provide for the Partnership's ongoing liabilities and expenses through dissolution. Any cash remaining after payment of these expenses will be distributed to the Limited Partners when the Partnership is dissolved.

Operating Cash Balances and Other Assets
----------------------------------------

The Partnership's cash balances were $3,287,111 at March 31, 1999, decreasing from $50,641,931 at December 31, 1998. The decrease is due to distributions paid to unitholders.

Rent and other receivables totaled $423,603 at March 31, 1999, compared to $1,157,368 at December 31, 1998. The $733,765 decrease is primarily due to the collection of rents receivable from certain tenants at the Partnership's former Properties.

Liabilities
-----------

Accounts payable and accrued expenses decreased by $544,598 to $396,469 at March 31, 1999, compared to $941,067 at December 31, 1998. The decrease is the result of payment of 1998 expenses and lower 1999 expenses due to the sale of the properties' interests at November 17, 1998.

7
MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

Results of Operations
---------------------

For the three-month period ended March 31, 1999, interest income was $210,000, compared to $63,009 for the three-month period ended March 31, 1998. The increase is primarily due to higher average cash balances maintained by the Partnership in 1999 due to the sale of the properties.

For the three months ended March 31, 1999, the Partnership generated net income of $112,082, compared to $2,093,234 for the corresponding period in 1998. The decrease in net income is primarily attributable to the sale of the properties on November 17, 1998.

Rental income for the three months ended March 31, 1999 totaled $-0-, compared to $9,261,488 for the corresponding period in 1998. The decrease is the result of the sale of the properties on November 17, 1998.

Property operating expenses totaled $-0- for the three months ended March 31, 1999, compared to $4,797,564 for the corresponding period in 1998. The decrease is the result of the sale of the properties on November 17, 1998.

Amortization expense for the three months ended March 31, 1999 totaled $-0-, compared to $49,183 for the corresponding period in 1998. The mortgage costs were charged against the sale of the properties on November 17, 1998. The decrease in amortization expense is due to the transfer of the Partnership's loan to the buyers of the properties.

Interest expense for the three months ended March 31, 1999 is $-0-, compared to $1,387,394 for the corresponding period in 1998 as a result of the mortgages and loans that were assigned to the buyers at the sale of the properties on November 17, 1998.

General and administrative expenses totaled $97,918 for the three months ended March 31, 1999, compared to $42,516 for the corresponding period in 1998. The increase is primarily the result of overaccrual of legal, audit and other professional fees as of December 31, 1997.

Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27)  Financial Data Schedule

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the three-month period covered by this report.

8
MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     MENDIK REAL ESTATE LIMITED PARTNERSHIP


                     BY: NY REAL ESTATE SERVICES 1 INC.
                         General Partner


Date:  May 17, 1999      BY:  /s/Mark J. Marcucci
                              --------------------------------------------
                              Name:  Mark J. Marcucci
                              Title: President and Chief Financial Officer