Form 10-Q
period 1999-06-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1999-08-16
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

   or

              Transition Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                         Commission File Number: 0-15463
                                                 -------


                     MENDIK REAL ESTATE LIMITED PARTNERSHIP
                     --------------------------------------
              Exact Name of Registrant as Specified in its Charter


            New York                                     11-2774249
            --------                                     ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY   Attn.:  Andre Anderson                       10285
--------------------------------------                      -----
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

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                   At June 30,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Cash and cash equivalents                         $3,471,409        $50,641,931
Rent and other receivables                           203,387          1,157,368
Other assets                                           5,000              5,000
-------------------------------------------------------------------------------
      Total Assets                                $3,679,796        $51,804,299
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $  802,418        $   941,067
  Due to affiliates                                   54,318            480,615
  Distribution payable                                    --         47,456,352
                                                  -----------------------------
      Total Liabilities                              856,736         48,878,034
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partners                                   292,171           (350,297)
  Limited Partners (395,169 units outstanding)     2,530,889          3,276,562
                                                  -----------------------------
      Total Partners' Capital                      2,823,060          2,926,265
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $3,679,796        $51,804,299
===============================================================================


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF
  PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the six months ended June 30, 1999
                                                           Special
                                    Limited     General    Limited
                                   Partners    Partners    Partner        Total
-------------------------------------------------------------------------------
Balance at December 31, 1998     $3,276,562   $(350,297)   $    --   $2,926,265
Contributions                            --     650,000         --      650,000
Net loss                           (745,673)     (7,532)        --     (753,205)
-------------------------------------------------------------------------------
Balance at June 30, 1999         $2,530,889   $ 292,171    $    --   $2,823,060
===============================================================================

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                       Three months ended June 30,    Six months ended June 30,
                                               1999          1998          1999           1998
----------------------------------------------------------------------------------------------
Income
Rent                                      $      --    $9,113,859    $       --    $18,375,347
Interest                                     41,316        96,103       251,316        159,112
                                          ----------------------------------------------------
      Total Income                           41,316     9,209,962       251,316     18,534,459
----------------------------------------------------------------------------------------------
Expenses
Property operating                               --     5,073,012            --      9,870,576
Amortization                                     --        49,184            --         98,367
Interest                                         --     1,437,743            --      2,825,137
General and administrative                  406,603       174,317       504,521        216,833
Litigation settlement costs                 500,000            --       500,000             --
                                          ----------------------------------------------------
      Total Expenses                        906,603     6,734,256     1,004,521     13,010,913
----------------------------------------------------------------------------------------------
Income (loss) before minority interest     (865,287)    2,475,706      (753,205)     5,523,546
Minority interest in consolidated venture        --      (843,858)           --     (1,798,464)
----------------------------------------------------------------------------------------------
      Net Income (Loss)                   $(865,287)   $1,631,848    $ (753,205)   $ 3,725,082
----------------------------------------------------------------------------------------------
Net Income (Loss) Allocated:
To the General Partners                   $  (8,653)   $   16,319    $   (7,532)   $    37,251
To the Limited Partners                    (856,634)    1,615,529      (745,673)     3,687,831
----------------------------------------------------------------------------------------------
                                          $(865,287)   $1,631,848    $ (753,205)   $ 3,725,082
==============================================================================================
Per limited partnership unit
(395,169) outstanding:                      $ (2.17)       $ 4.09       $ (1.89)        $ 9.33
----------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE

-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                                      1999           1998
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                             $   (753,205)   $ 3,725,082
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
  Amortization                                                          --         98,367
  Minority interest in consolidated venture                             --      1,798,464
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                                     --       (165,962)
    Rent and other receivables                                     953,981        190,203
    Deferred rent receivable                                            --       (911,375)
    Other assets                                                        --     (3,115,958)
    Accounts payable and accrued expenses                         (138,649)     2,105,995
    Deferred income                                                     --       (490,474)
    Due to affiliates                                             (426,297)      (133,159)
    Security deposits payable                                           --         69,057
    Accrued interest payable                                            --         46,045
                                                              ---------------------------
Net cash provided by (used for) operating activities              (364,170)     3,216,285
-----------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Additions to real estate assets                                         --       (733,288)
                                                              ---------------------------
Net cash used for investing activities                                  --       (733,288)
-----------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Contribution from general partners                                 650,000             --
Distribution to partners                                       (47,456,352)            --
                                                              ---------------------------
Net cash used for financing activities                         (46,806,352)            --
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (47,170,522)     2,482,997
Cash and cash equivalents, beginning of period                  50,641,931      4,786,697
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $  3,471,409    $ 7,269,694
=========================================================================================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                      $         --    $ 2,752,775
-----------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, statements of cash flows for the six months ended June 30, 1999 and 1998 and the statement of partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

As a result of the sale of the Partnership's three remaining Properties (the "Properties"), the Partnership paid a cash distribution to Limited Partners totaling $47,456,352 on February 2, 1999.

No other significant events occurred subsequent to fiscal year 1998, and no material contingency exists which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

The Sale was completed as part of the settlement of three purported class action lawsuits that were brought in the Supreme Court of the State of New York for New York County (the "Court") against the General Partners of the Partnership and certain affiliates of Mendik RELP Corporation by certain limited partners of the Partnership (the "Settlement"). The Sale occurred following the Court's approval of the Settlement, which became final on November 6, 1998.

As a result of the completion of the Sale, the Partnership paid a cash distribution to the Limited Partners on February 2, 1999, in the amount of $82.45 per Class A Unit and $182.91 per Class B Unit. Certain funds have been set aside to provide for the Partnership's ongoing liabilities and expenses through termination. Any cash remaining after payment of these expenses will be distributed to the Limited Partners when the Partnership is terminated. The General Partners are currently in the process of winding up the Partnership's affairs, and expect to terminate the Partnership during 1999.

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

Operating Cash Balances and Other Assets
----------------------------------------
The Partnership's cash balances were $3,471,409 at June 30, 1999, decreasing from $50,641,931 at December 31, 1998. The decrease is primarily due to distributions paid to unitholders.

Rent and other receivables totaled $203,387 at June 30, 1999, compared to $1,157,368 at December 31, 1998. The $953,981 decrease is primarily due to the collection of rents receivable from certain tenants at the Partnership's former Properties.

Liabilities
-----------
Accounts payable and accrued expenses decreased by $138,649 to $802,418 at June 30, 1999, compared to $941,067 at December 31, 1998. The decrease is the result of payment of 1998 expenses and lower 1999 expenses due to the sale of the Properties and litigation settlement costs.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE


Results of Operations
---------------------

For the three and six-month periods ended June 30, 1999, interest income was $41,316 and $251,316, compared to $96,103 and $159,112 for the three and six-month periods ended June 30, 1998. The increase is primarily due to higher average cash balances maintained by the Partnership in 1999 due to the sale of the Properties.

For the three and six months ended June 30, 1999, the Partnership generated net income (loss) of $(865,287) and $(753,205), compared to $1,631,848 and
$3,725,082 for the corresponding period in 1998. The decrease in net income is primarily attributable to the sale of the Properties on November 17, 1998, and accrual of $500,000 as part of the litigation Settlement with former Limited Partners. The $500,000 accrual is an estimated amount which will be finalized before the Partnership is terminated.

Rental income for the three and six months ended June 30, 1999 totaled $-0- and $-0-, compared to $9,113,859 and $18,375,347 for the corresponding period in 1998. The decrease is the result of the sale of the Properties on November 17, 1998.

Property operating expenses totaled $-0- and $-0- for the three and six months ended June 30, 1999, compared to $5,073,012 and $9,870,576 for the corresponding period in 1998. The decrease is the result of the sale of the Properties.

Amortization expense for the three and six months ended June 30, 1999 totaled $-0- and $-0-, compared to $49,184 and $98,367 for the corresponding period in 1998. The mortgage costs were charged against the sale of the Properties on November 17, 1998. The decrease in amortization expense is due to the transfer of the Partnership's loan to the buyers of the Properties.

Interest expense for the three and six months ended June 30, 1999 is $-0- and $-0-, compared to $1,437,743 and $2,825,137 for the corresponding period in 1998 as a result of the mortgages and loans that were assigned to the buyers at the sale of the Properties.

General and administrative expenses totaled $406,603 and $504,521 for the three and six months ended June 30, 1999, compared to $174,317 and $216,833 for the corresponding period in 1998. The increase is primarily the result of legal, audit and other professional fees incurred during the winding down of the Partnership.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27)  Financial Data Schedule

            (b)  Reports on Form 8-K -

                 No reports on Form 8-K were filed during the quarter covered by this report.

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



                         MENDIK REAL ESTATE LIMITED PARTNERSHIP


                         BY: NY REAL ESTATE SERVICES 1 INC.
                             General Partner


Date:  August 16, 1999       BY:    /s/Mark J. Marcucci
                                    -------------------------------------
                             Name:  Mark J. Marcucci
                             Title: President and Chief Financial Officer