Form 10-Q
period 1999-09-30
MENDIK REAL ESTATE LIMITED PARTNERSHIP
filed 1999-11-12
CIK 783996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly Report Pursuant to Section 13 or 15(d) of
---------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------

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


--------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                 At September 30,   At December 31,
                                                                            1999              1998
                                                                      (unaudited)         (audited)
--------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                             $3,428,518       $50,641,931
Rent and other receivables                                                51,812         1,157,368
Other assets                                                                  --             5,000
--------------------------------------------------------------------------------------------------
      Total Assets                                                    $3,480,330       $51,804,299
==================================================================================================
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                               $  903,424        $  941,067
  Due to affiliates                                                       93,682           480,615
  Distribution payable                                                        --        47,456,352
                                                                      ----------------------------
      Total Liabilities                                                  997,106        48,878,034
                                                                      ----------------------------
Partners' Capital (Deficit):
  General Partners                                                       288,773          (350,297)
  Limited Partners (395,169 units outstanding)                         2,194,451         3,276,562
                                                                      ----------------------------
      Total Partners' Capital                                          2,483,224         2,926,265
--------------------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital                         $3,480,330       $51,804,299
==================================================================================================


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF
  PARTNERS' CAPITAL (DEFICIT) (UNAUDITED)
For the nine months ended September 30, 1999
                                                                            Special
                                                   Limited      General     Limited
                                                  Partners     Partners     Partner          Total
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $ 3,276,562    $(350,297)   $     --    $ 2,926,265
Contributions                                           --      650,000          --        650,000
Net loss                                        (1,082,111)     (10,930)         --     (1,093,041)
--------------------------------------------------------------------------------------------------
Balance at September 30, 1999                  $ 2,194,451    $ 288,773    $     --    $ 2,483,224
==================================================================================================

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 Three months ended September 30,   Nine months ended September 30,
                                             1999           1998               1999           1998
--------------------------------------------------------------------------------------------------
Income
Rent                                    $      --    $10,069,140        $        --    $28,444,487
Interest                                   41,753         87,198            293,069        246,310
                                        ----------------------------------------------------------
      Total Income                         41,753     10,156,338            293,069     28,690,797
--------------------------------------------------------------------------------------------------
Expenses
Property operating                             --      5,520,553                 --     15,391,129
Depreciation and amortization                  --         49,183                 --        147,550
Interest                                       --      1,331,371                 --      4,156,508
General and administrative                381,589        206,161            886,110        422,994
Litigation and settlement costs                --             --            500,000             --
                                        ----------------------------------------------------------
      Total Expenses                      381,589      7,107,268          1,386,110     20,118,181
--------------------------------------------------------------------------------------------------
Income (loss) before minority interest   (339,836)     3,049,070         (1,093,041)     8,572,616
Minority interest in
  consolidated venture                         --       (915,681)                --     (2,714,145)
                                        ----------------------------------------------------------
      Net Income (Loss)                 $(339,836)   $ 2,133,389        $(1,093,041)   $ 5,858,471
--------------------------------------------------------------------------------------------------
Net Income (Loss) Allocated:
To the General Partners                 $  (3,398)   $    21,334        $   (10,930)   $    58,585
To the Limited Partners                  (336,438)     2,112,055         (1,082,111)     5,799,886
--------------------------------------------------------------------------------------------------
                                        $(339,836)   $ 2,133,389        $(1,093,041)   $ 5,858,471
==================================================================================================
Per limited partnership unit
(395,169) outstanding:                     $ (.85)        $ 5.35            $ (2.74)       $ 14.68
--------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                                               1999           1998
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                                      $ (1,093,041)   $ 5,858,471
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Amortization                                                                   --        147,550
  Minority interest in consolidated venture                                      --      2,714,145
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                                              --       (153,575)
    Rent and other receivables                                            1,105,556       (222,308)
    Deferred rent receivable                                                     --     (1,799,393)
    Other assets                                                              5,000     (4,535,016)
    Accounts payable and accrued expenses                                   (37,643)     2,823,869
    Deferred income                                                              --       (708,367)
    Due to affiliates                                                      (386,933)       (81,884)
    Security deposits payable                                                    --         79,170
    Accrued interest payable                                                     --         79,726
                                                                       ---------------------------
Net cash provided by (used for) operating activities                       (407,061)     4,202,388
--------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Additions to real estate assets                                                  --     (3,820,546)
                                                                       ---------------------------
Net cash used for investing activities                                           --     (3,820,546)
--------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Contributions from general partners                                         650,000             --
Distribution to partners                                                (47,456,352)            --
                                                                       ---------------------------
Net cash used for financing activities                                  (46,806,352)            --
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (47,213,413)       381,842
Cash and cash equivalents, beginning of period                           50,641,931      4,786,697
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $  3,428,518    $ 5,168,539
==================================================================================================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                               $         --    $ 4,076,782
--------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, statements of cash flows for the nine months ended September 30, 1999 and 1998 and the statement of partners' capital (deficit) for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Liquidity and Capital Resources
-------------------------------

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

Operating Cash Balances and Other Assets
----------------------------------------

The Partnership's cash balances were $3,428,518 at September 30, 1999, decreasing from $50,641,931 at December 31, 1998. The decrease is primarily due to distributions paid to the Limited Partners.

Rent and other receivables totaled $51,812 at September 30, 1999, compared to $1,157,368 at December 31, 1998. The decrease is primarily due to the collection of rents receivable from certain tenants at the Partnership's former Properties and a provision for doubtful accounts of $93,000.

Liabilities
-----------

Accounts payable and accrued expenses decreased by $37,643 to $903,424 at September 30, 1999, compared to $941,067 at December 31, 1998. The decrease is the result of payment of 1998 expenses and lower 1999 expenses due to the Sale of the Properties.

MENDIK REAL ESTATE LIMITED PARTNERSHIP
AND CONSOLIDATED VENTURE


Results of Operations
---------------------

For the three and nine-month periods ended September 30, 1999, interest income was $41,753 and $293,069, compared to $87,198 and $246,310 for the three and nine-month periods ended September 30, 1998. The increase for the nine-month period is primarily due to higher average cash balances maintained by the Partnership in 1999 prior to the distributions to the Partners.

For the three and nine months ended September 30, 1999, the Partnership generated net losses of $(339,836) and $(1,093,041), compared to net income of $2,133,389 and $5,858,471 for the corresponding period in 1998. The decrease in net income is primarily attributable to the Sale of the Properties on November 17, 1998, and accrual of $500,000 as part of the litigation Settlement with former Limited Partners. The $500,000 accrual is an estimated amount which will be finalized before the Partnership is terminated.

Rental income for the three and nine months ended September 30, 1999 totaled $-0- and $-0-, compared to $10,069,140 and $28,444,487 for the corresponding period in 1998. The decrease is the result of the Sale of the Properties on November 17, 1998.

Property operating expenses totaled $-0- and $-0- for the three and nine months ended September 30, 1999, compared to $5,520,553 and $15,391,129 for the corresponding period in 1998. The decrease is the result of the Sale of the Properties.

Amortization expense for the three and nine months ended September 30, 1999 totaled $-0- and $-0-, compared to depreciation and amortization expense of $49,183, and $147,550 for the corresponding period in 1998. The mortgage costs were charged against the Sale of the Properties on November 17, 1998. The decrease in amortization expense is due to the transfer of the Partnership's loan to the buyers of the Properties.

Interest expense for the three and nine months ended September 30, 1999 is $-0- and $-0-, compared to $1,331,371 and $4,156,508 for the corresponding period in 1998 as a result of the mortgages and loans that were assigned to the buyers at the Sale of the Properties.

General and administrative expenses totaled $381,589 and $886,110 for the three and nine months ended September 30, 1999, compared to $206,161 and $422,994 for the corresponding period in 1998. The increase is primarily the result of legal, audit and other professional fees incurred during the winding down of the Partnership, and a provision for doubtful accounts.


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



                              MENDIK REAL ESTATE LIMITED PARTNERSHIP


                              BY:  NY REAL ESTATE SERVICES 1 INC.
                                   General Partner


Date:  November 12, 1999            BY:    /s/Mark J. Marcucci
                                    --------------------------------------------
                                    Name:  Mark J. Marcucci
                                    Title: President and Chief Financial Officer